Form 10-Q
period 2001-12-31
BAM ENTERTAINMENT INC
filed 2002-02-08
CIK 1132809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .

COMMISSION FILE NUMBER:

BAM! ENTERTAINMENT, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0553117 (I.R.S. EMPLOYER IDENTIFICATION NO.)

333 WEST SANTA CLARA STREET, SUITE 716
SAN JOSE, CALIFORNIA 95113
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(408) 298-7500
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange on
Title of each class	which registered

Common Stock $0.001 par value	Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [   ]     No  [ X ]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 7, 2002:
14,569,967

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 31,	June 30,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$22,788	$2,170
Short-term investments	6,125	—
Accounts receivable, net of allowance of $2,966 as of December 31, 2001 and $1,163 as of June 30, 2001	18,074	7,372
Inventories	4,939	1,463
Prepaid royalties, capitalized software costs and licensed assets, net	8,903	5,924
Prepaid expenses and other	1,083	393

Total current assets	61,912	17,322
Prepaid royalties, capitalized software and licensed assets, net of current portion	1,685	1,545
Property and equipment, net	731	395
Long-term receivable, net of allowance of $1,080 as of December 31, 2001 and $0 as of June 30, 2001	577	—
Other assets	—	1,730

Total assets	$64,905	$20,992

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable — trade	$3,456	$1,489
Short-term borrowings	6,207	4,164
Royalties payable	271	310
Accrued compensation and related benefits	1,127	1,026
Accrued software costs	2,059	781
Accrued expenses — other	2,452	562

Total current liabilities	15,572	8,332
Redeemable convertible preferred stock, $0.001 par value; shares authorized; 10,000,000; shares issued and outstanding: 0 and 1,516,499 as of December 31, 2001 and June 30, 2001, respectively	—	17,329
Stockholders’ equity (deficit):
Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 14,569,967 and 1,538,710 as of December 31, 2001 and June 30, 2001, respectively	15	1
Additional paid-in capital	63,019	5,375
Deferred stock compensation	(1,473)	(2,096)
Accumulated deficit	(12,209)	(7,945)
Accumulated other comprehensive loss	(19)	(4)

Total stockholders’ equity (deficit)	49,333	(4,669)

Total liabilities and stockholders’ equity (deficit)	$64,905	$20,992

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

Net revenues	$18,914	$10,717	$29,741	$11,212
Costs and expenses:
Cost of revenues
Cost of goods sold	10,591	6,029	16,746	6,208
Royalties, software costs, license costs, and project abandonment	3,127	1,113	4,675	1,239

Total cost of revenues	13,718	7,142	21,421	7,447
Research and development (exclusive of amortization of deferred stock compensation)	492	318	941	432
Sales and marketing (exclusive of amortization of deferred stock compensation)	4,950	1,844	6,325	2,096
General and administrative (exclusive of amortization of deferred stock compensation)	1,960	360	2,689	612
Amortization of deferred stock compensation*	361	9	713	9

Total costs and expenses	21,481	9,673	32,089	10,596

Income (loss) from operations	(2,567)	1,044	(2,348)	616
Interest income	91	1	96	4
Interest expense	(1,307)	(455)	(2,019)	(465)
Other income	8	—	7	—

Net income (loss)	$(3,775)	$590	$(4,264)	$155

Net income (loss) per share:
Basic	$(0.52)	$0.40	$(0.96)	$0.11

Diluted	$(0.52)	$0.09	$(0.96)	$0.02

Shares used in computation:
Basic	7,310	1,470	4,427	1,470

Diluted	7,310	6,573	4,427	6,353

*Amortization of deferred stock compensation:
Research and development	$56	$7	$114	$7
Sales and marketing	24	2	49	2
General and administrative	281	—	550	—

	$361	$9	$713	$9

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(4,264)	$155
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,692	381
Provision for bad debts, sales returns, price protection and cooperative advertising	4,825	723
Consulting services performed in exchange for common stock and options	62	10
Other	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	(16,104)	(8,580)
Inventories	(3,476)	(177)
Prepaid expenses and other	(541)	(205)
Accounts payable — trade	1,967	2,334
Prepaid royalties, capitalized software costs and licensed assets	(5,631)	(2,397)
Royalties payable	(39)	658
Accrued compensation and related benefits	101	695
Accrued software costs	1,278	15
Accrued expenses — other	1,890	980

Net cash used in operating activities	(16,255)	(5,408)

Cash flows from investing activities:
Purchase of property and equipment	(467)	(293)
Purchase of short-term investments	(6,125)	—
Decrease in other assets	1,730	—

Net cash used in investing activities:	(4,862)	(293)

Cash flows from financing activities:
Advances under short-term borrowings	17,524	6,656
Repayments of short-term borrowings	(15,481)	(2,286)
Net proceeds from issuance of stock in initial public offering	39,158	—
Net proceeds from exercise of warrants	529	—
Net proceeds from exercise of stock options	5	—
Net proceeds from issuance of redeemable convertible preferred stock	—	4,831

Net cash provided by financing activities	41,735	9,201

Net increase in cash and cash equivalents	20,618	3,500
Cash and cash equivalents, beginning of period	2,170	908

Cash and cash equivalents, end of period	$22,788	$4,408

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of presentation

The condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of the operations of the interim period have been included.

These condensed consolidated financial statements include the accounts of Bam! Entertainment, Inc. (“Bam” or “the Company”) and its wholly owned subsidiaries, located in the United Kingdom. All significant intercompany transactions and balances have been eliminated in consolidation. The interim accompanying financial information has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements.

The results of operations for the three months and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on June 30, 2002.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2001, together with management’s discussion and analysis of financial condition and results of operations, contained in Bam’s Registration Statement on Form S-1 (File No. 333-62436), as amended.

2.	Income taxes

Bam accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Bam’s financial statements or tax returns. In estimating future tax consequences, Bam generally considers all expected future events other than enactments of changes in the tax law or rates.

3.	Net income (loss) per share

Basic net income (loss) per share is computed using the weighted average number of common stock shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common stock shares and common stock share equivalents outstanding during the period. Potential common shares consist of warrants, stock options and redeemable convertible preferred stock, using the treasury stock method. Potential common shares are excluded from the computation, if their effect is antidilutive.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

Net income (loss)	$(3,775)	$590	$(4,264)	$155

Calculation of basic income (loss) per share:
Weighted average number of common stock shares outstanding — basic	7,310	1,470	4,427	1,470

Basic income (loss) per share	$(0.52)	$0.40	$(0.96)	$0.11

Calculation of diluted income (loss) per share:
Weighted average number of common stock shares outstanding — basic	7,310	1,470	4,427	1,470
Net effect of redeemable convertible preferred stock shares outstanding	—	4,648	—	4,618
Net effect of dilutive stock options outstanding	—	249	—	162
Net effect of dilutive warrants outstanding	—	206	—	103

Weighted average number of common stock shares outstanding — diluted	7,310	6,573	4,427	6,353

Diluted income (loss) per share	$(0.52)	$0.09	$(0.96)	$0.02

4.	Comprehensive income (loss)

Statement of Financial Accounting Standard No.130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS No. 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Comprehensive income (loss), as defined, includes all changes in equity during a period from nonowner sources.

The components of comprehensive income for the three and six months ended December 31, 2001 and 2000 were as follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

Net income (loss)	$(3,775)	$590	$(4,264)	$155
Change in accumulated translation adjustment	(70)	—	(15)	—

Comprehensive income (loss)	$(3,845)	$590	$(4,279)	$155

5.	Short-term investments

Bam has classified all of its short-term investments as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. Bam’s short-term securities comprise U.S. Government Securities of $4.0 million and foreign debt securities of $2.1 million at December 31, 2001, with original maturities ranging between 90 days and 2 years. Cost, which approximated market value at December 31, 2001, is based on the specific identification method for purposes of computing realized gains or losses.

6.	Long-term receivable

On January 22, 2001 Kmart, a customer of Bam, filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. At December 31, 2001 Bam had an accounts receivable balance from Kmart of $1.7 million. Bam is an unsecured creditor and as such is at risk of not recovering in full its accounts receivable balance. Accordingly, Bam has recorded an allowance against the receivable. Kmart has stated that at earliest it will complete its reorganization in 2003. Accordingly, Bam has classified the receivable, net of allowances, as a long-term asset.

7.	Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost (based upon the first-in, first-out method, or market value. Bam estimates the net realizable value of slow moving inventories on a product-by-product basis and charges any excess of cost over net realizable value to cost of revenues.

8.	Short-term borrowings

In February 2000, Bam entered into a master purchase order assignment agreement (the “Finance Agreement”) with a finance company, whereby Bam assigns purchase orders entered into with its customers to the finance company and requests the finance company to purchase the finished goods to fulfill such customer purchase orders.

The Finance Agreement specifies that the finance company’s funding commitment with respect to a customer purchase order shall not exceed 60% of the retail purchase order price. Under the Finance Agreement the finance company’s aggregate outstanding funding (i.e., advance of funds or purchase of finished goods to fulfill customer purchase orders) shall not exceed $5.0 million. Bam is responsible for collecting customer receivables, bears the risk of loss on all uncollectible accounts and must remit these receipts directly to the finance company up to the amounts funded by the finance company. Bam retains collections in excess of the amounts funded by the finance company.

Under the initial terms of the Finance Agreement, Bam was required to pay the finance company’s expenses under the contract, a deal fee (consisting of a transaction and initiation fee equal to 5.0% of the face amounts of letters of credit issued or other funds advanced by the finance company), a daily maintenance fee of 0.067%, a materials advance fee at prime rate plus 4.0% and a late payment fee where applicable; all of which are included in interest expense.

In August 2001, Bam amended the Finance Agreement, initially increasing the aggregate outstanding funding amount to $10.0 million, and then decreasing the transaction and initiation fee to 3% until the earlier of the termination of the agreement or December 31 2001, if Bam’s initial public offering had not occurred by that date. Bam completed its initial public offering in November 2001. In connection with this latter amendment and the execution of a $7.0 million factoring arrangement with an affiliate of the finance company, Bam issued a warrant to the finance company to purchase 100,000 shares at an exercise price equal to the initial public offering price.

Upon the signing of the Finance Agreement, Bam paid the finance company a security deposit of $90,000. An extension payment of $50,000 was made when the contract was amended in December 2000, and a further amendment fee of $120,000 was incurred when the contract was amended in August 2001. These costs were recorded as interest expense.

The Finance Agreement expires on March 31, 2002. The amount outstanding under the Finance Agreement as of December 31, 2001 and June 30, 2001 was $6.2 million and $4.2 million, respectively. No amounts were outstanding under the factoring agreement as of December 31, 2001 and June 30, 2001.

Outstanding borrowings under the above Finance Agreement are collateralized by inventories, accounts receivable, fixed assets and intangible assets of Bam. As of December 31, 2001 and June 30, 2001, Bam had outstanding letters of credit issued of $0, and $2.0 million, respectively. Management does not expect any material losses to result from these off-balance sheet instruments.

9.	Common stock

In November 2001, Bam completed its initial public offering, selling 5,750,000 common shares at $8.00 per share. Upon the closing, each outstanding share of the Company’s redeemable convertible preferred stock automatically converted into 4.7 shares of the Company’s common stock.

As more fully described in Note 12, in April 2001 Bam issued 68,738 shares of common stock pursuant to a license agreement with a production company. Bam capitalized the cost of this issuance at the fair market value of the common stock, equal to $746,000, and is amortizing this amount to royalties, software costs, license costs and project abandonment over the life of the products after release. During the three and six month periods ended December 31, 2001 and 2000, $213,000, $0, $213,000 and $0, respectively, was amortized to royalties, software costs, license costs and project abandonment.

10.	Warrants

There were outstanding warrants to purchase a total of 633,450 and 674,450 shares of common stock as of December 31, 2001 and June 30, 2001, respectively, as follows:

Under an agreement (the “Agreement”) entered into with a production company during October 2000, Bam obtained the exclusive right of first refusal, for a period of five years, to develop products based on films produced by the production company and to distribute them worldwide. In addition, the production company will provide Bam with free access to any publicity materials it prepares. In exchange for these rights, Bam will have to pay royalties to the production company calculated as a percentage of sales of the developed products. Also, in connection with the Agreement Bam issued the production company warrants to purchase 470,000 shares of common stock at an exercise price of $1.06 per share. The warrants expire in September 2006. Under the warrant agreement, 50% of the warrants became vested and exercisable upon execution of the Agreement, while the remaining warrants became vested in equal portions in December 2000, representing the dates on which the production company delivered, in accordance with the Agreement, written notice that a specific film will be available to be exploited by Bam and when Bam exercised its right of first refusal for another film under the Agreement. The fair value of these warrants at the grant date was estimated to be $708,000, using the Black-Scholes option pricing model with the following assumptions: expected term equal to six years; risk-free interest rate of 5.8%; volatility of 95%; and no dividends during the expected term. Of this amount $354,000 relates to 50% of the warrants that vested upon execution of the Agreement and will be amortized on a straight-line basis over the five-year term of the Agreement. The fair value of the remaining 50% of the warrants has been estimated at the date of vesting using the Black-Scholes option pricing model with the following assumptions: expected term equal to six years; risk-free interest rate of 5.0%; volatility of 95%; and no dividends during the expected term. In December 2000, when the remaining warrants vested, the fair value of the remaining 50% of the warrants of $556,000 was capitalized to prepaid royalties, capitalized software costs and licensed assets and will be amortized over the life of the products (generally between three and six months) to which it relates when these products are released. During the three month periods ended December 31, 2001 and 2000, and the six month periods ended December 31, 2001 and 2000, $18,000, $13,000, $36,000 and $13,000, respectively, was amortized to royalties, software costs, license costs, and project abandonment.

In connection with its Series B redeemable convertible preferred stock offering in December 2000, Bam issued warrants to a service provider to purchase 141,000 shares of its common stock at an exercise price of $3.76 per share. The warrants were exercised in full in December 2001. The fair value of these warrants was estimated at the time of issuance to be $283,000 using the Black-Scholes option pricing model with the following assumptions: expected term equal to three years; risk-free interest rate of 5.1%; volatility of 95%; and no dividends during the expected term. The fair value was recorded as an issuance cost against the proceeds of the Series B redeemable convertible preferred stock offering. The Series B redeemable convertible preferred stock converted to Common Stock upon the completion of Bam’s initial public offering in November 2001.

In connection with the Series C redeemable convertible preferred stock offering in May 2001, the Company issued warrants to a service provider to purchase 16,450 shares of its common stock at an exercise price of $4.80 per share. The warrants expire in May 2006. The fair value of these warrants was estimated to be $159,000 using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 5.1%; volatility of 95%; and no dividends during the expected term. The fair value was recorded as an issuance cost against the proceeds of the Series C redeemable convertible preferred stock offering. In November 2001, this warrant was amended to increase the exercise price to $16.50 per share. The Series C redeemable convertible preferred stock converted to Common Stock upon the completion of Bam’s initial public offering in November 2001.

In May 2001, in exchange for legal services rendered by a service provider in connection with its proposed initial public offering, Bam issued warrants to purchase 47,000 shares of its common stock at an exercise price of $4.80 per share. The warrants expire in May 2006. The fair value of these warrants was estimated to be $456,000 using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 5.1%; volatility of 95%; and no dividends during the expected term. The fair value was capitalized to other assets and subsequently recorded as an issuance cost in connection with Bam’s initial public offering in November 2001.

In connection with the Finance Agreement, as described in Note 8, Bam issued a warrant in August 2001 to a finance company to purchase 100,000 shares at an exercise price equal to the initial public offering price. The fair value of the warrant was initially estimated to be $806,000 at the time of issuance of the warrant, then subsequently remeasured at $485,000 at the time of the initial public offering using the Black-Scholes option pricing model with the following assumptions: expected term equal to three years; risk-free interest rate of 2.9%; volatility of 95%; and no dividends during the expected term, The fair value was capitalized to prepaid expenses and is being amortized to interest expense over the term of the Finance Agreement. During the three and six month periods ended December 31, 2001 and 2000, $221,000, $0, $336,000 and $0, respectively, was amortized to interest expense.

11.	Business segment and geographic information

As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the development and publishing of interactive entertainment products.

Financial information by geographical region is summarized below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

Net revenues from unaffiliated customers:
United States	$16,408	$10,717	$27,227	$11,212
United Kingdom	2,506	—	2,514	—

Consolidated	$18,914	$10,717	$29,741	$11,212

Operating income (loss):
United States	$(2,886)	$1,158	$(1,787)	$730
United Kingdom	319	(114)	(561)	(114)

Consolidated	$(2,567)	$1,044	$(2,348)	$616

	December 31,	June 30,
	2001	2001

Identifiable assets:
United States	$66,425	$19,741
United Kingdom	20,391	7,789
Intercompany items and eliminations	(21,911)	(6,538)

Total	$64,905	$20,992

Long-Lived assets:
United States	$2,347	$3,170
United Kingdom	646	500

Total	$2,993	$3,670

12.	Contingencies

Under an agreement entered into between Bam and a production company, Bam has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. In exchange for these rights, Bam will have to pay royalties to the production company calculated as a percentage of sales of the developed products. For each film (up to a total of ten films) that Bam selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued to the production company following the theatrical release of each film for which Bam has developed a product, up to a maximum of 687,375 shares of common stock. As the shares contingently issuable under this arrangement are dependent upon the theatrical release of the film for which Bam has elected to develop products, Bam will only measure the value of these shares in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services if and when this contingency is satisfied. If the software product is released after the release of the film, Bam will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. If the software product is released prior to the release of the film, Bam will at each interim period assess whether it is probable that the value of the shares issued is recoverable through future sales of the product to which it relates. If this is probable, the non-cash charge will be amortized to licensed costs over the life of the product, while Bam will expense the non-cash charge at the time of the issuance of the shares if it is not probable that the value of the shares issued is recoverable through future sales of the product to which these shares relate. Bam cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on Bam’s share price at future points in time. As of December 31, 2001 Bam has elected to produce software products for three films pursuant to this agreement. One of these films had it’s theatrical release during the year ended June 30, 2001 and accordingly Bam issued 68,738 shares of common stock to the production company. Bam is not required to issue stock on the remaining two films until such time as the films are released.

13.	New accounting pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 was effective for the Company beginning in the first quarter of fiscal year 2001. The Company adopted SFAS No. 133 on July 1, 2001 and the adoption did not have a significant impact on the Company’s consolidated financial statements during the three and six month periods ended December 31, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the staff’s views in applying generally accepted accounting principles in the United States to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted accounting principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry. SAB 101 was effective for the Company in the fourth quarter of fiscal 2001. The Company’s revenue recognition practices comply with the applicable guidance in SAB 101 and the adoption of SAB 101, therefore did not have a material effect on the financial statements during the three and six month periods ended December 31, 2001.

In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), an interpretation of APB No. 25. FIN 44 clarifies the application of APB No. 25 for various issues, specifically:

•	The definition of an employee,

•	The criteria for determining whether a plan qualifies as a noncompensatory plan,

•	The accounting consequence of various modifications to the terms of a previously fixed stock option or award, and

•	The accounting for an exchange of stock compensation awards in a business combination.

FIN No. 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The impact of FIN 44 did not have a material effect on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will instead be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 no later than for its fiscal year beginning July 1, 2002. The Company did not carry any goodwill or other intangibles on its balance sheet as of December 31, 2001 or June 30, 2001 and accordingly does not expect the adoption to have material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the “Management’s discussion and analysis of financial condition and results of operations” set forth in Bam’s Registration Statement on Form S-1 (File No. 333-62436), as amended. Risks and uncertainties that could affect the Company’s actual results and could cause such results to differ materially from those forward-looking statements made by or on behalf of the Company are included under the “Risk Factors” in Bam’s Registration Statement on Form S-1 (File No. 333-62436), as amended.

Future operating results

This form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to the Company’s revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “intend” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intensions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our final prospectus dated November 14, 2001, including under the heading “Risk factors.” Our actual results could differ materially from those predicated in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this prospectus. Other than as required by federal securities law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

We develop and publish interactive entertainment software products. We currently publish titles for most of the popular interactive entertainment hardware platforms, such as Sony’s PlayStation and PlayStation 2, Nintendo 64 (“N64”) and Nintendo’s Game Boy Color and Game Boy Advance, as well as for portable handheld devices manufactured by Palm and Handspring and for personal computers or PCs. We are developing and plan to publish titles for the Nintendo Gamecube and Microsoft’s Xbox. We were incorporated in California in October 1999 under the name Bay Area Multimedia, Inc. We reincorporated in Delaware in September 2000 and changed our name to BAM! Entertainment, Inc. in December 2000. We commenced operations in October 1999 and shipped our first products in June 2000.

We license properties from a wide variety of sources, and publish titles based on the motion picture, sports and television properties of our licensors. We have entered into strategic license arrangements with entertainment and media companies that have developed well-known characters and brands and that are producing popular properties that are expected to form the basis of some of our future products. Our agreements with licensors and developers generally require us to make advance royalty payments, and we may be required to spend money on advertising and promotion. We generally pay royalties based on net revenues.

We design and develop our titles internally or through third parties with whom we have established relationships. We believe that the development cycle for new titles is long, typically ranging from 12 to 24 months, except for Nintendo’s Game Boy Advance which typically ranges from 6 to 9 months. After development of the initial product, we believe that it may take between six to 12 additional months to develop the product for, or port the product to, a different hardware platform.

We sell our products to mass merchandisers such as Toys “R” Us, Target, Kmart, Wal-Mart and Best Buy, specialty chains such as GameStop. and Electronics Boutique and independent distributors. Our products are manufactured exclusively by third parties. We have operations in both the United States and Europe. International operations are conducted through our offices in England, where we have an internal product development studio, perform international sales and marketing activities and manage local third-party developers.

During the three months ended December 31, 2001, we released our first next generation hardware platform product, Driven, on the Sony PlayStation 2 platform. We anticipate releasing our first Nintendo Gamecube title, along with additional PlayStation 2 titles, during Spring 2002, and we anticipate releasing our Microsoft Xbox title in the Summer of 2002.

Net revenues

We derive our revenues from shipment of finished products to the customer. We may allow customers to exchange and return our products within certain specified periods after shipment and from time to time provide price protection or allow returns on certain unsold merchandise in the form of a credit against amounts due from the customer. Net revenues from product sales are reflected after deducting the estimated cost of allowances for returns and price protection as well as discounts given. These estimates are based upon currently known circumstances and historical results. The calculation of net revenues will be affected by many factors, including pricing strategies, the channels through which products are distributed, product maturity, exchange and return privileges and price protection.

Net revenues are recognized when we have satisfied the following conditions: persuasive evidence of an arrangement exists, delivery has occurred, the price has been fixed or is determinable and collectibility has been reasonably assured.

We expect that substantially all of our net revenues for a particular quarter will be generated by titles released in that quarter or in the immediately prior quarter. The market for interactive entertainment software is characterized by short product life cycles, changing consumer preferences and frequent introduction of new products. The life cycle of a title generally consists of a relatively high level of sales during the first few months after introduction, followed by a decline in sales, with only a small percentage of sales occurring more than six months after release.

We have experienced, and are likely to continue to experience, quarterly fluctuations in net revenues. The interactive entertainment industry is highly seasonal, with net revenues typically significantly higher during the fourth and first calendar quarters, due primarily to the increased demand for titles during the year-end holiday buying season. A failure or inability to introduce products on a timely basis to meet seasonal increases in demand will harm our business and operating results. While we are attempting to reduce the effect of seasonal patterns on our business by distributing our product release dates more evenly throughout the year, we may not be successful in this endeavor.

Cost of revenues

Cost of revenues consists of cost of goods sold and royalties, software costs, license costs and project abandonment.

Cost of goods sold. Cost of goods sold includes manufacturing costs of finished goods, freight, inventory management costs and inventory obsolescence costs. Cost of goods sold will vary depending on the volume of products manufactured and shipped, the mix of products sold and the shipping channel used.

Royalties, software costs, license costs and project abandonment. Royalties, software costs, license costs and project abandonment includes royalties paid to software licensors, software amortization and amortization of non-cash charges related to warrants and rights to acquire our common stock issued to certain production companies. These costs will be affected in particular periods by many factors, including the specific terms or agreements under which royalties are paid to third parties, the commercial acceptance of products, the cost of developing a product and the timing of stock and warrants issued pursuant to the terms of our license agreements as described below.

Our agreements with licensors and developers generally require us to make advance royalty payments and pay royalties based on product sales, which may have guaranteed minimum payments. Prepaid royalties are amortized commencing upon the product release at the greater of the contractual royalty rate based on actual product sales, or the ratio of current revenues to total projected revenues. We evaluate the future recoverability of prepaid royalties on a quarterly basis and expense costs if and when they are deemed unrecoverable. We cannot assure you that the sales of products for which these royalties are paid or guaranteed payments are made will be sufficient to cover the amount of these required payments.

Commencing upon product release, we amortize capitalized software development costs. We capitalize software development costs subsequent to establishing technological feasibility of a title. Technological feasibility is evaluated on a product-by-product basis. For products where proven game engine technology exists, this may be early in the development cycle. Prior to establishing technological feasibility, software development costs are expensed to research and development, and to cost of revenues subsequent to establishing technological feasibility. The following criteria is used to evaluate recoverability of software development costs: historical performance of comparable products; the commercial acceptance of prior products released on a given hardware platform; orders for a product prior to its release and actual development costs of a product as compared to forward-looking projections. Amortization of software development costs is based on the greater of the proportion of current revenues to total projected revenues or the straight-line method over the estimated product life, generally three to six months. We analyze our capitalized costs quarterly and takes write-offs when, based on our estimates, future individual product revenues will not be sufficient to recover our investment.

Pursuant to a license agreement with a production company, we are obligated to issue 68,738 shares of our common stock after the release of any film for which we elect to produce interactive entertainment software products, up to 10 films or 687,375 shares of common stock. To date, we have elected to produce titles for three films and have issued 68,738 shares under this agreement for an aggregate value of $746,000. We are required to issue these shares when the films are released and will then incur a non-cash charge. If the software product is released after the release of the film, we will amortize the non-cash charge over the life of the product, which is typically between three and six months. If the software product is released prior to the release of the film, we will at each interim period assess whether it is probable that the value of the shares issued is recoverable through future sales of the product to which it relates. If this is probable, the non-cash charge will be amortized to licensed costs over the life of the products. In the alternative, we will expense the non-cash charge at the time of the issuance of the shares if it is not probable that the value of the shares issued is recoverable through future sales of the product to which these shares relate. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on its share price at a future point in time, but they may be substantial. Of the non-cash charges on the initial shares issued, $213,000 was amortized in the second quarter of fiscal 2002, and the remainder is expected to be incurred in the third and fourth quarters of fiscal 2002, along with the first fiscal quarter of 2003.

In addition, in connection with the issuance of warrants pursuant to a separate license Agreement with another production company, we incurred a non-cash charge of $354,000, which will be amortized on a straight-line basis over five years. This amortization commenced in October 2000. In connection with these warrants, a further non-cash charge of $556,000 will be amortized over a period which is expected to be between three to six months, commencing on the release of the subject titles, expected to be the first or second fiscal quarter of 2003. Each of these charges will affect our gross margins and profitability.

Research and development

Research and development expenses relate to the design and development of new interactive entertainment software products. Payments made to independent software developers under development agreements are capitalized to software development costs once technological feasibility is established or if the development costs have an alternative future use. Prior to establishing technological feasibility, software development costs are expensed to research and development and to cost of revenues subsequent to technological feasibility. Internal development costs are capitalized to software development costs once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis. For products where proven game engine technology exists, this may occur early in the development cycle.

Research and development expenses generally consist of salaries, related expenses for engineering personnel and third-party development costs. We will continue to develop products both internally and through third parties. In absolute dollars we expect to see increases in research and development expense as we expand our product offerings.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and related expenses for our direct sales force and marketing personnel, commissions to independent sales staff, marketing programs and advertising campaigns. In absolute dollars, we expect to see a decrease in sales and marketing spend in our third fiscal quarter compared to the second fiscal quarter as we spend less than during the holiday season. After the third fiscal quarter, in absolute dollars we expect to see increase in sales and marketing expense as revenues increase and we expand our product offerings and international presence.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for finance and other administrative personnel, facilities and occupancy charges, professional fees and bad debt expense. Exclusive of bad debt provisions, we expect our general and administrative expenses to increase in absolute dollars as we expand our staffing, build our infrastructure, grow the business and incur costs associated with being a public company. As a percentage of revenue, we expect to see a reduction in general and administrative expenses as revenues increase.

Amortization of deferred stock compensation

Amortization of deferred stock compensation consists of deferred compensation expenses relating to stock option grants to employees. Deferred compensation represents the difference between the deemed fair market value of our Common Stock at the grant date and the exercise price of the related stock options. Deferred compensation is represented as a reduction of stockholders’ equity and amortized, using a multiple option award valuation and amortization approach, over the vesting periods of the options, which is generally four years. We expect to amortize $603,000 during the remainder of fiscal 2002, $553,000 during fiscal 2003, $256,000 during fiscal 2004 and $61,000 during fiscal 2005.

Other expense, net

Other expense, net consists mostly of interest expense net of interest income. We anticipate interest expense will reduce in absolute dollar terms during the third fiscal quarter of 2002 as we implement a more favorable short-term credit line for product purchasing than currently in place.

Pursuant to an August 2001 amendment to our master purchase order assignment agreement with an affiliate of Transcap Associates, Inc. and the execution of a $7.0 million factoring arrangement with an affiliate of Transcap, we issued Transcap a warrant to purchase 100,000 shares of its common stock at an exercise price of $8.00 per share. In connection with this issuance, we incurred a non-cash charge of $485,000, which was capitalized to prepaid expenses and is being amortized to interest expense through the remaining term of the agreement, which expires in March 2002. We expect to amortize $149,000 during the remainder of fiscal 2002.

We are currently negotiating new short-term funding arrangements with a third party to replace the existing agreement. We anticipate interest expense as a percentage of revenue to decrease in future quarters as a result of this new arrangement.

RESULTS OF OPERATIONS

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of net revenues for the three and six month periods ended December 31, 2001 and 2000.

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues
Cost of goods sold	56.0	56.2	56.3	55.3
Royalties, software costs, license costs, and project abandonment	16.5	10.4	15.7	11.1

Total cost of revenues	72.5	66.6	72.0	66.4
Research and development (exclusive of amortization of deferred stock compensation)	2.6	3.0	3.2	3.9
Sales and marketing (exclusive of amortization of deferred stock compensation)	26.2	17.2	21.3	18.7
General and administrative (exclusive of amortization of deferred stock compensation)	10.4	3.4	9.0	5.4
Amortization of deferred stock compensation	1.9	0.1	2.4	0.1

Total costs and expenses	113.6	90.3	107.9	94.5

Income (loss) from operations	(13.6)	9.7	(7.9)	5.5
Interest income	0.5	0.0	0.3	0.0
Interest expense	(6.9)	(4.2)	(6.7)	(4.1)
Other income	0.0	—	0.0	—

Net income (loss)	(20.0)%	5.5%	(14.3)%	1.4%

*Amortization of deferred stock compensation:
Research and development	0.3%	0.1%	0.4%	0.1%
Sales and marketing	0.1	0.0	0.2	0.0
General and administrative	1.5	—	1.8	—

	1.9%	0.1%	2.4%	0.1%

Net revenues

Net revenues were $18.9 million and $29.7 million for the three and six month periods ended December 31, 2001, respectively, compared to $10.7 million and $11.2 million for the comparable periods in 2000, respectively. The increase was primarily attributable to the fact that we released six and 11 new products during the three months and six months ended December 31, 2001 respectively, compared to seven and eight new product in the comparable periods of 2000 respectively, and sold more units in total in these periods.

In the three months ended December 31, 2001, we released the following titles: Powerpuff Girls for the Nintendo Gameboy Advance, N64 and Sony PlayStation, Driven for the Sony PlayStation 2 and Nintendo Gameboy Advance, and Ecks v Sever for the Nintendo Gameboy Advance.

To date, a substantial portion of our revenues has been derived from sales of a limited number of products. Sales of our Powerpuff Girls titles accounted for 71% and 51% of our net revenues for the three and six months ended December 31, 2001, respectively, compared to 79% and 76%, respectively for the comparable periods in 2000. As we expand our product offerings in different periods, we expect that the percentage attributable to any single license will decrease as our various product offerings increase.

The following table sets forth our net revenues by customer representing more than 10% of each period’s net revenues for the three and six month periods ended December 31, 2001 and 2000 (percentages):

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

Customer
Toys “R” Us	30%	20%	26%	20%
Wal-Mart	10	14	*	14
Target	*	17	*	16
Kmart	*	15	11	14

Total net revenues by customer representing more than 10% of the period’s net revenues	40%	66%	37%	64%

* = less than 10% of net revenues in the period

Net revenues by geographical region for the three and six month periods ended December 31, 2001 and 2000 is summarized below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

Net revenues from unaffiliated customers:
United States	$16,408	$10,717	$27,227	$11,212
United Kingdom	2,506	—	2,514	—

Total net revenues	$18,914	$10,717	$29,741	$11,212

In February 2001, we entered into a two-year exclusive license agreement for four products with a French distributor of entertainment and educational multimedia. In July 2001 we signed a new distribution agreement with the same distributor establishing it as the exclusive distributor of all of our interactive entertainment software products across all hardware platform formats in France, Germany, Italy, Spain, Belgium, Luxembourg, the Netherlands, Austria, Switzerland and Scandinavia. Net revenues derived under this agreement have to date been minimal and are anticipated to increase in the forthcoming quarters.

Cost of revenues

Cost of goods sold was $10.6 million, or 56% of net revenues, for the three month period ended December 31, 2001 as compared to $6.0 million, or 56% of net revenues, for the comparable period in 2000, and $16.7 million, or 56% of net revenues, for the six months ended December 31, 2001 as compared to $6.2 million, or 55% of net revenues, for the comparable period in 2000. The increase in absolute dollars was due to increased sales of product.

Financing costs associated with inventory acquisitions under financing arrangements are recorded as period costs and as such are classified as interest expense.

Royalties, software costs, license costs and project abandonment were $3.1 million, or 17% of net revenues, for the three months ended December 31, 2001 as compared to $1.1 million, or 10% of net revenues, for the comparable period in 2000, and $4.7 million, or 16% of net revenues, for the six months ended December 31, 2001 as compared to $1.2 million, or 11% of net revenues, for the comparable period in 2000. The increase in absolute dollars was due to increased sales of products. The increase in these costs as a percentage of revenues was due to increased software development costs as a result of product mix changes, along with increased fixed development costs per unit produced on certain products.

Research and development

Research and development expenses were $492,000, or 3% of net revenues, for the three months ended December 31, 2001, compared to $318,000, or 3% of net revenues, for the comparable period in 2000, and $941,000, or 3% of net revenues, for the six months ended December 31, 2001, compared to $432,000, or 4% of net revenues, for the comparable period in 2000. The increase in absolute dollars was primarily because of the hiring of additional employees and expenses incurred at our internal development studio in London, England which opened in October 2000.

Sales and marketing

Sales and marketing expenses were $5.0 million, or 26% of net revenues, for the three months ended December 31, 2001, compared to $1.8 million, or 17% of net revenues, for the comparable period in 2000, and $6.3 million, or 21% of net revenues, for the six months ended December 31, 2001, compared to $2.1 million, or 19% of net revenues, for the comparable period in 2000. The increase in absolute dollars and as a percentage of revenues was primarily because of seasonally increased advertising and marketing activities for the 2001 holiday season, along with increased sales commissions.

General and administrative

General and administrative expenses were $2.0 million, or 10% of net revenues, for the three months ended December 31, 2001, compared to $360,000, or 3% of net revenues, for the comparable period in 2000 and $2.7 million, or 9% of net revenues, for the six months ended December 31, 2001, compared to $612,000, or 5% of net revenues, for the comparable period in 2000. The increase in absolute dollars was primarily due to the hiring of additional personnel, increased professional fees and facilities costs, and a bad debt provision against receivables. During the three and six month periods ended December 31, 2001 we recorded a bad debt provision of $1,080,000, against our receivable balance from Kmart, who filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code on January 22, 2002.

Amortization of deferred stock compensation

Amortization of deferred stock compensation was $361,000, or 2% of net revenues, for the three months ended December 31, 2001, compared to $9,000 for the comparable period in 2000, and $713,000, or 2% of net revenues, for the six months ended December 31, 2001, compared to $9,000 for the comparable period in 2000. Amortization of deferred stock compensation resulted from using the accelerated amortization method to account for compensatory stock options granted to employees and directors during the six months ended September 31, 2001.

Other expense, net

Other expense, net was $1.2 million, or 6% of net revenues, for the three months ended December 31, 2001, compared to $454,000, or 4% of net revenues, for the comparable period in 2000, and $1.9 million, or 6% of net revenues, for the six months ended December 31, 2001, compared to $461,000, or 4% of net revenues, for the comparable period in 2000.

Interest income was $91,000 for the three months ended December 31, 2001, compared to $1,000 for the comparable period in 2000, and $96,000 for the six months ended December 31, 2001, compared to $4,000 for the comparable period in 2000. Income interest in each period relates to interest earned on funds deposited in money market accounts and increased as a result of the investment of funds raised in the Company’s initial public offering completed in November 2001.

Interest expense was $1.3 million, or 7% of net revenues, for the three months ended December 31, 2001, compared to $455,000, or 4% of net revenues, for the comparable period in 2000, and $2.0 million, or 7% of net revenues, for the six months ended December 31, 2001, compared to $465,000, or 4% of net revenues, for the comparable period in 2000. Interest expense arises through a purchase order funding arrangement with a finance company pursuant to which we are required to pay interest based on amounts advanced thereunder. A portion of the fees are dependent on the time it takes us to collect a portion of our accounts receivable. The increase in interest expense arose due to increased amounts advanced by the finance company due to the need to fund inventory required for increased sales during the three and six months ended December 30, 2001.

Other income was $8,000 for the three months ended December 31, 2001, compared to zero for the comparable period in 2000, and $7,000 for the six months ended December 31, 2001, compared to zero for the comparable period in 2000. Other income was comprised of exchange gains.

LIQUIDITY AND CAPITAL RESOURCES

In November 2001, we completed our initial public offering, raising $39.2 million net of expenses. Subsequent to the offering, we have used the proceeds of the initial public offering, cash generated from the sale of products, a product financing arrangement with a finance company, and short-term liabilities to finance our operations. Prior to the initial public offering, we financed our operations primarily through the private sale of equity securities, cash generated from the sale of products, a product financing arrangement with a finance company, the issuance of promissory notes to stockholders, a commercial line of credit and short-term liabilities.

Net cash used in operating activities was $16.3 million for the six months ended December 31, 2001, compared to $5.4 million for the comparable period in 2000. For these periods, net cash used in operating activities was the result of net losses and increases in operating assets, primarily accounts receivable, inventories, prepaid royalties, capitalized software costs and licensed assets, offset by increases in accruals.

Net cash used in investing activities was $4.9 million for the six months ended December 31, 2001, compared to $293,000 for the comparable period in 2000. Net cash used in investing activities during the six month period ended December 31, 2001, consisted primarily of the purchase of short-term investments and property and equipment, and for the comparative periods consisted of the purchase of property and equipment.

Net cash provided by financing activities was $41.7 million for the six months ended December 31, 2001, compared to $9.2 million for the comparable period in 2000. Net cash provided by financing activities during the six month period ended December 31, 2001 comprised mostly net proceeds on the sale of 5.75 million shares of common stock in our initial public offering completed in November 2001, along with net borrowings under a finance agreement with a finance company, and the issuance of common stock arising from the exercise of warrants. For the comparative periods, net cash provided by financing activities was comprised of net proceeds from the Series B redeemable convertible preferred stock offering that was completed in December 2000, and net borrowings under a finance agreement with a finance company.

In February 2000, we entered into a Finance Agreement with a finance company, whereby we assign purchase orders entered into with our customers to the finance company and request the finance company to purchase the finished goods to fulfill such customer purchase orders.

The Finance Agreement specifies that the finance company’s funding commitment with respect to a customer purchase order shall not exceed 60% of the retail purchase order price. Under the initial terms of the Finance Agreement the finance company’s aggregate outstanding funding (i.e., advance of funds or purchase of finished goods to fulfill customer purchase orders) would not exceed $5,000,000. We are responsible for collecting customer receivables, we bear the risk of loss on all uncollectible accounts and we must remit these receipts directly to the finance company up to the amounts funded by the finance company. We retain collections in excess of the amounts funded by the finance company.

Under the initial terms of the Finance Agreement, we were required to pay the finance company’s expenses under the contract, a deal fee (consisting of a transaction and initiation fee equal to 5.0% of the face amounts of letters of credit issued or other funds advanced by the finance company), a daily maintenance fee of 0.067%, a materials advance fee at prime rate plus 4.0% and a late payment fee where applicable; all of which are included in interest expense.

In August 2001, we amended the Finance Agreement, initially increasing the aggregate outstanding funding amount to $10.0 million, and then decreasing the transaction and initiation fee to 3% until the earlier of the termination of the agreement or December 31 2001, if our initial public offering had not occurred by that date. The company completed its initial public offering in November 2001. In connection with this latter amendment and the execution of a $7.0 million factoring arrangement with an affiliate of the finance company, we issued a warrant to the finance company to purchase 100,000 shares of our common stock at an exercise price of $8.00.

Upon the signing of the Finance Agreement, we paid the finance company a security deposit of $90,000. An extension payment of $50,000 was made when the contract was amended in December 2000, and a further amendment fee of $120,000 was incurred when the contract was amended in August 2001.

The Finance Agreement expires on March 31, 2002. The amount outstanding under the Finance Agreement as of December 31, 2001 and June 30, 2001 was $6.2 million and $4.2 million, respectively. The amount outstanding under the factoring agreement as of December 31, 2001 and June 30, 2001 was $0 and $0, respectively.

We are currently negotiating new short-term funding arrangements with a third party to replace the existing Finance Agreement.

Outstanding borrowings under the above Finance Agreement are collateralized by inventories, accounts receivable, fixed assets and intangible assets of Bam. As of December 31, 2001 and June 30, 2001, we had outstanding letters of credit issued of $0, and $2.0 million, respectively. We do not expect any material losses to result from these off-balance sheet instruments.

In November 2000, we entered into an agreement with our bankers whereby they would provide us with a $1.0 million commercial line of credit, repayable on demand. The interest rate on amounts drawn down was at the bank’s prime interest rate plus 3% and was payable monthly. The line of credit was secured by restricted cash being held in a money market account with the same bank. In May 2001, all sums borrowed were repaid and the line of credit was terminated.

As of December 30, 2001 we had cash and cash equivalents of $22.8 million and short-term investments of $6.1 million. As of June 30, 2001, we had cash and cash equivalents of $2.2 million and short-term investments of $0.

Capital expenditures were $143,000 and $467,000 for the three and six months ended December 30, 2001, respectively, and $291,000 and $293,000 for the comparative prior year periods, respectively. We did not have any material commitments for capital expenditures at any of those dates.

Our principal commitments at December 31, 2001 comprised of operating leases, guaranteed royalty payments and contractual marketing commitments. At December 31, 2001, we had commitments to spend $714,000 under operating leases, prepay $1.3 million for royalties under agreements with various content providers and spend $3.2 million in advertising on the networks and websites of these content providers. Of these amounts, $2.8 million must be paid no later than December 31, 2002. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices.

Foreign currency exchange rate risk

In the three months ended December 31 2001, approximately 85% of net revenues and 95% of operating expenses were denominated in U.S. dollars. We anticipate that in the remainder of the fiscal year these percentages will both continue to exceed 75%. Remaining expenses were mostly denominated in British pounds or the Euro and consequently we are currently exposed to fluctuations in the U.S. dollar to British pound and Euro exchange rates. We estimate that a 10% change in foreign exchange rates would impact reported annual operating results by less than $250,000. Accordingly, we have not entered into any hedging arrangements. As we expand our international operations, revenues will be generated and more operating expenses will be incurred in currencies other than the US dollar, which will increase potential exchange rate risk. We anticipate that it will enter into customary hedging arrangements to reduce this risk.

Interest rate risk

We do not consider our cash and cash equivalents to be subject to interest rate risk due to the short maturities of the instruments in which we have invested. We are exposed to interest rate risk on our product financing arrangement with a finance company. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We estimate that a 10% increase in interest rates would impact our results of operations by $100,000 and $190,000 for the three and six month periods ended December 31, 2001, respectively, and $50,000 for the each of the comparative prior year periods.

Inflation

Inflation has not had a material adverse effect on our results of operations; however, our results of operations may be materially and adversely affected by inflation in the future.

PART II
OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds.

In November 2001 we completed our initial public offering, selling 5,750,000 common stock shares at $8.00 per share. Upon the closing, each outstanding share of our redeemable convertible preferred stock automatically converted into 4.7 shares of our common stock.

As of December 31, 2001, there were 14,569,967 shares of our common stock issued and outstanding, and no shares of our preferred stock issued and outstanding.

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of authorized preferred stock, par value $0.001 per share.

Net proceeds from the offering, after deducting underwriting discounts and commission and offering expenses, were $39.2 million. Of these proceeds, $28.9 million was unused as of December 31, 2001, and was held as either cash, cash equivalents or short-term investments. The following summarizes the use of the remaining $10.3 million:

•	$2.3 million for product development

•	$5.0 million for expansion of sales and marketing activities

•	$3.0 million for additional working capital, including payment of $0.4 million of accrued salaries owed to members of the Company’s executive management.

Item 5. Other Information.

Bernard Stolar was appointed as President and Chief Operating Officer on January 22, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

10.1* License Agreement #13247-SJ dated December 12, 2001 between the Registrant and Warner Bros. Consumer Products.

* The Company has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The Company has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAM! ENTERTAINMENT, INC.

Date: February 8, 2002	By:	/s/ RAYMOND C. MUSCI

Raymond C. Musci Chief Executive Officer

Date: February 8, 2002	By:	/s/ STEPHEN M. AMBLER

Stephen M. Ambler Chief Financial Officer and Vice President of Finance