Form 10-Q
period 2002-03-31
BAM ENTERTAINMENT INC
filed 2002-05-14
CIK 1132809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

COMMISSION FILE NUMBER:

BAM! ENTERTAINMENT, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0553117
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

333 WEST SANTA CLARA STREET, SUITE 716
SAN JOSE, CALIFORNIA 95113
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(408) 298-7500
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock $0.001 par value	Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]  No [   ]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 13, 2002:
14,582,756

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	June 30,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$12,333	$2,170
Short-term investments	9,748	—
Accounts receivable, net of allowance of $2,958 as of March 31, 2002 and $1,163 as of June 30, 2001	9,087	7,372
Inventories	5,885	1,463
Prepaid royalties, capitalized software costs and licensed assets, net	10,025	5,924
Prepaid expenses and other	1,847	393

Total current assets	48,925	17,322
Prepaid royalties, capitalized software and licensed assets, net of current portion	5,869	1,545
Property and equipment, net	876	395
Long-term receivable, net of allowance of $1,080 as of March 31, 2002 and $0 as of June 30, 2001	547	—
Other assets	—	1,730

Total assets	$56,217	$20,992

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable — trade	$6,704	$1,489
Short-term borrowings	—	4,164
Royalties payable	277	310
Accrued compensation and related benefits	885	1,026
Accrued software costs	1,849	781
Accrued expenses — other	2,896	562

Total current liabilities	12,611	8,332
Redeemable convertible preferred stock, $0.001 par value; shares authorized; 10,000,000; shares issued and outstanding: 0 and 1,516,499 as of March 31, 2002 and June 30, 2001, respectively	—	17,329
Stockholders’ equity (deficit):
Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 14,582,756 and 1,538,710 as of March 31, 2002 and June 30, 2001, respectively	15	1
Additional paid-in capital	63,133	5,375
Deferred stock compensation	(1,113)	(2,096)
Accumulated deficit	(18,442)	(7,945)
Accumulated other comprehensive income (loss)	13	(4)

Total stockholders’ equity (deficit)	43,606	(4,669)

Total liabilities and stockholders’ equity (deficit)	$56,217	$20,992

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues	$7,017	$6,093	$36,758	$17,305
Costs and expenses:
Cost of revenues
Cost of goods sold	5,290	3,558	22,036	9,766
Royalties, software costs, license costs, and project abandonment	3,033	789	7,708	2,028

Total cost of revenues	8,323	4,347	29,744	11,794
Research and development (exclusive of amortization of deferred stock compensation)	692	231	1,633	663
Sales and marketing (exclusive of amortization of deferred stock compensation)	1,831	1,138	8,156	3,234
General and administrative (exclusive of amortization of deferred stock compensation)	1,668	606	4,357	1,218
Amortization of deferred stock compensation*	360	10	1,073	19

Total costs and expenses	12,874	6,332	44,963	16,928

Income (loss) from operations	(5,857)	(239)	(8,205)	377
Interest income	135	36	231	40
Interest expense	(440)	(527)	(2,459)	(992)
Other expense	(15)	—	(8)	—

Loss before income taxes	(6,177)	(730)	(10,441)	(575)
Income taxes	56	—	56	—

Net loss	$(6,233)	$(730)	$(10,497)	$(575)

Net loss per share:
Basic and diluted	$(0.43)	$(0.50)	$(1.34)	$(0.39)

Shares used in computation:
Basic and diluted	14,574	1,470	7,809	1,470

*Amortization of deferred stock compensation:
Research and development	$55	$8	$169	$15
Sales and marketing	24	2	73	4
General and administrative	281	—	831	—

	$360	$10	$1,073	$19

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(10,497)	$(575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,267	601
Provision for bad debts, sales returns, price protection and cooperative advertising	8,982	1,299
Consulting services performed in exchange for common stock and options	62	10
Other	17	(4)
Changes in operating assets and liabilities:
Accounts receivable	(11,244)	(4,667)
Inventories	(4,422)	(712)
Prepaid expenses and other	(1,454)	(331)
Prepaid royalties, capitalized software costs and licensed assets	(13,915)	(3,608)
Accounts payable — trade	5,215	937
Royalties payable	(33)	25
Accrued compensation and related benefits	(141)	722
Accrued software costs	1,068	454
Accrued expenses — other	2,334	38

Net cash used in operating activities	(16,761)	(5,811)

Cash flows from investing activities:
Purchase of property and equipment	(700)	(362)
Purchase of short-term investments	(9,748)	—
Increase in restricted cash	—	(1,014)
Decrease in other assets	1,730	—

Net cash used in investing activities:	(8,718)	(1,376)

Cash flows from financing activities:
Advances under short-term borrowings	17,699	10,847
Repayments of short-term borrowings	(21,863)	(8,165)
Net proceeds from issuance of stock in initial public offering	39,243	—
Net proceeds from exercise of warrants	529	—
Net proceeds from exercise of stock options	9	—
Net proceeds from issuance of stock under employee stock purchase plan	25	—
Net proceeds from issuance of redeemable convertible preferred stock	—	4,837

Net cash provided by financing activities	35,642	7,519

Net increase in cash and cash equivalents	10,163	332
Cash and cash equivalents, beginning of period	2,170	908

Cash and cash equivalents, end of period	$12,333	$1,240

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of the operations of the interim period, have been included.

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

The results of operations for the three months and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on June 30, 2002.

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

3. Net loss per share

Basic net loss per share is computed using the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock shares and common stock share equivalents outstanding during the period. Potential common shares consist of warrants, stock options and redeemable convertible preferred stock, using the treasury stock method. Potential common shares are excluded from the computation, if their effect is antidilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Net loss	$(6,233)	$(730)	$(10,497)	$(575)

Calculation of basic loss per share:
Weighted average number of common stock shares outstanding — basic	14,574	1,470	7,809	1,470

Basic loss per share	$(0.43)	$(0.50)	$(1.34)	$(0.39)

Calculation of diluted loss per share:
Weighted average number of common stock shares outstanding — basic	14,574	1,470	7,809	1,470
Net effect of redeemable convertible preferred stock shares outstanding	—	—	—	—
Net effect of dilutive stock options outstanding	—	—	—	—
Net effect of dilutive warrants outstanding	—	—	—	—

Weighted average number of common stock shares outstanding — diluted	14,574	1,470	7,809	1,470

Diluted loss per share	$(0.43)	$(0.50)	$(1.34)	$(0.39)

4. Comprehensive loss

Statement of Financial Accounting Standard No.130, “Reporting Comprehensive Income” (“SFAS No. 130”), requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS No. 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Comprehensive loss, as defined, includes all changes in equity during a period from nonowner sources.

The components of comprehensive loss for the three and nine months ended March 31, 2002 and 2001 were as follows (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Net loss	$(6,233)	$(730)	$(10,497)	$(575)
Change in accumulated translation adjustment	32	(4)	17	(4)

Comprehensive loss	$(6,201)	$(734)	$(10,480)	$(579)

5. Short-term investments

Bam has classified all of its short-term investments as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. Bam’s short-term securities comprise U.S. Government Securities of $5.0 million, corporate notes of $1.1 million and foreign debt securities of $3.6 million at March 31, 2002, with original maturities ranging between 90 days and two years. Cost, which approximated market value at March 31, 2002, is based on the specific identification method for purposes of computing realized gains or losses.

6. Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost (based upon the first-in, first-out method), or market value. Bam estimates the net realizable value of slow moving inventories on a product-by-product basis and charges any excess of cost over net realizable value to cost of revenues.

7. Long-term receivable

On January 22, 2002 Kmart, a customer of Bam, filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. On January 22, 2002 Bam had an accounts receivable balance from Kmart of $1.7 million. Bam is an unsecured creditor, and as such is at risk of not recovering in full its accounts receivable balance. Accordingly, Bam has recorded an allowance against the receivable. Kmart has stated that at earliest it will complete its reorganization in 2003. Accordingly, Bam has classified the receivable, net of allowance, as a long-term asset. At March 31, 2002 Bam reevaluated the allowance and believes that the level of the reserves are appropriate. Subsequent to January 22, 2002 Kmart arranged debtor-in-possession financing and Bam has sold product to Kmart under this arrangement. Accounts receivables under this financing are classified in current assets.

8. Short-term borrowings

In February 2002, Bam entered into a two year factoring agreement (the “Agreement”) with a finance company, whereby Bam assigns its North American receivables to the finance company. The finance company is responsible for collecting customer receivables, and upon collection, remits the funds to Bam, less a service fee. Under the Agreement, Bam may obtain advances, subject to the finance company’s discretion, in the form of cash or as collateral for letters of credits, up to a maximum of 75% of outstanding domestic receivables at any point in time.

Under the terms of the Agreement, Bam pays a service fee on all receivables assigned, with a minimum annual fee of $150,000, and interest at Prime plus 1% on all cash sums advanced. All fees are included in interest expense. Bam bears the collection risk on its accounts receivable that are assigned, unless the finance company approves the receivable at the time of assignment, in which case the finance company bears the risk.

The finance company has a security interest in Bam’s accounts receivable, inventory, fixed assets and intangible assets. As of March 31, 2002, Bam had no advances outstanding under the Agreement.

Prior to entering into the Agreement, Bam had entered into a master purchase order assignment agreement (the “Finance Agreement”) with a different finance company, whereby Bam assigned purchase orders entered into with its customers to the finance company and requested the finance company purchase finished goods to fulfill such customer purchase orders.

The Finance Agreement, entered into in February 2000, specified that the finance company’s funding commitment with respect to a customer purchase order should not exceed 60% of the retail purchase order price. Under the Finance Agreement the finance company’s aggregate outstanding funding (i.e., advance of funds or purchase of finished goods to fulfill customer purchase orders) was limited to $5.0 million. Bam was responsible for collecting customer receivables, bore the risk of loss on all uncollectible accounts, and was required to remit customer receipts directly to the finance company up to the amounts funded by the finance company. Bam retained collections in excess of the amounts funded by the finance company.

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

In August 2001, Bam amended the Finance Agreement, initially increasing the aggregate outstanding funding amount to $10.0 million, and then decreasing the transaction and initiation fee to 3% until the earlier of the termination of the agreement or December 31, 2001, if Bam’s initial public offering had not occurred by that date.

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

The Finance Agreement and the factoring line with the affiliate terminated in February 2002, and all outstanding amounts funded were fully repaid. Consequently, the amounts outstanding under the Finance Agreement and the factoring line with the affiliate of the finance company as of March 31, 2002 were zero. The amount outstanding under the Finance Agreement as of June 30, 2001 was $4.2 million.

Outstanding borrowings under the above Finance Agreement were collateralized by inventories, accounts receivable, fixed assets and intangible assets of Bam.

9. Common stock

In November 2001, Bam completed its initial public offering, selling 5,750,000 common shares at $8.00 per share. Upon the closing, each outstanding share of the Company’s redeemable convertible preferred stock automatically converted into 4.7 shares of the Company’s common stock.

     As more fully described in Note 12, in April 2001 Bam issued 68,738 shares of common stock pursuant to a license agreement with a production company. Bam capitalized the cost of this issuance at the fair market value of the common stock, equal to $746,000, and is amortizing this amount to royalties, software costs, license costs and project abandonment over the life of the products after release. During the three and nine month periods ended March 31, 2002 and 2001, $304,000, $0, $517,000 and $0, respectively, was amortized to royalties, software costs, license costs and project abandonment.

10. Warrants

     There were outstanding warrants to purchase a total of 653,450 and 674,450 shares of common stock as of March 31, 2002 and June 30, 2001, respectively, as follows:

     Under an agreement (the “Agreement”) entered into with a production company during October 2000, Bam obtained the exclusive right of first refusal, for a period of five years, to develop products based on films produced by the production company and to distribute them worldwide. In addition, the production company will provide Bam with free access to any publicity materials it prepares. In exchange for these rights, Bam will have to pay royalties to the production company calculated as a percentage of sales of the developed products. Also, in connection with the Agreement, Bam issued the production company warrants to purchase 470,000 shares of common stock at an exercise price of $1.06 per share. The warrants expire in September 2006. Under the warrant agreement, 50% of the warrants became vested and exercisable upon execution of the Agreement, while the remaining warrants became vested in equal portions in December 2000, representing the dates on which the production company delivered, in accordance with the Agreement, written notice that a specific film will be available to be exploited by Bam and when Bam exercised its right of first refusal for another film under the Agreement. The fair value of these warrants at the grant date was estimated to be $708,000, using the Black-Scholes option pricing model with the following assumptions: expected term equal to six years; risk-free interest rate of 5.8%; volatility of 95%; and no dividends during the expected term. Of this amount $354,000 relates to 50% of the warrants that vested upon execution of the Agreement and will be amortized on a straight-line basis over the five-year term of the Agreement. The fair value of the remaining 50% of the warrants has been estimated at the date of vesting using the Black-Scholes option pricing model with the following assumptions: expected term equal to six years; risk-free interest rate of 5.0%; volatility of 95%; and no dividends during the expected term. In December 2000, when the remaining warrants vested, the fair value of the remaining 50% of the warrants of $556,000 was capitalized to prepaid royalties, capitalized software costs and licensed assets and will be amortized over the life of the products (generally between three and six months) to which it relates when these products are released. During the three and nine month periods ended March 31, 2002 and 2001, $18,000, $18,000, $54,000 and $31,000, respectively, was amortized to royalties, software costs, license costs, and project abandonment.

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

     In connection with the Finance Agreement, as described in Note 8, Bam issued a warrant in August 2001 to a finance company to purchase 100,000 shares at an exercise price equal to the initial public offering price. The fair value of the warrant was initially estimated to be $806,000 at the time of issuance of the warrant, then subsequently remeasured at $485,000 at the time of the initial public offering using the Black-Scholes option pricing model with the following assumptions: expected term equal to three years; risk-free interest rate of 2.9%; volatility of 95%; and no dividends during the expected term, The fair value was capitalized to prepaid expenses and was amortized to interest expense over the term of the Finance Agreement, which ended in February 2002. During the three and nine month periods ended March 31, 2002 and 2001, $149,000, $0, $485,000 and $0, respectively, was amortized to interest expense.

     In connection with an agreement entered into with a production company during January 2002, Bam obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In exchange for these rights, Bam will have to pay royalties to the production company calculated as a percentage of sales of the developed products. Also, in connection with the agreement, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. Warrants are issued at the average closing price of Bam’s stock for the five days immediately prior to the date of issue, have a five year term from date of issue, and are fully vested and are immediately exercisable upon issuance. In January 2002, Bam issued warrants to purchase 10,000 shares under this agreement, and in March 2002 Bam issued a further warrant to purchase 10,000 shares under the agreement. The fair value of the warrant to purchase 10,000 shares issued in January was estimated to be $42,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.3%; volatility of 95%; and no dividends during the expected term. The fair value of the warrant to purchase 10,000 shares issued in March was estimated to be $44,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.8%; volatility of 95%; and no dividends during the expected term. The fair values of the warrants was capitalized to prepaid royalties, capitalized software costs and licensed assets and will be amortized over the life of the products (generally between three and six months) to which they relate when these products are released. During the three and nine month periods ended March 31, 2002 and 2001, no amounts capitalized pursuant to this agreement were amortized to royalties, software costs, license costs, and project abandonment.

11. Business segment and geographic information

As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the development and publishing of interactive entertainment products.

Financial information by geographical region is summarized below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues from unaffiliated customers:
North America	$4,756	$6,093	$31,983	$17,305
Europe	2,261	—	4,775	—

Consolidated	$7,017	$6,093	$36,758	$17,305

Operating income (loss):
North America	$(3,827)	$60	$(5,614)	$790
Europe	(2,030)	(299)	(2,591)	(413)

Consolidated	$(5,857)	$(239)	$(8,205)	$377

	March 31,	June 30,
	2002	2001

Identifiable assets:
North America	$59,309	$19,741
Europe	22,019	7,789
Intercompany items and eliminations	(25,111)	(6,538)

Total	$56,217	$20,992

Long-Lived assets:
North America	$4,441	$3,170
Europe	2,851	500

Total	$7,292	$3,670

12. Contingencies

Under an agreement entered into between Bam and a production company, Bam has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. In exchange for these rights, Bam will have to pay royalties to the production company calculated as a percentage of sales of the developed products. For each film (up to a total of 10 films) that Bam selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued to the production company following the theatrical release of each film for which Bam has developed a product, up to a maximum of 687,375 shares of common stock. As the shares contingently issuable under this arrangement are dependent upon the theatrical release of the film for which Bam has elected to develop products, Bam will only measure the value of these shares in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for

Acquiring, or in Conjunction with Selling, Goods or Services if and when this contingency is satisfied. If the software product is released after the release of the film, Bam will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. If the software product is released prior to the release of the film, Bam will at each interim period assess whether it is probable that the value of the shares issued is recoverable through future sales of the product to which it relates. If this is probable, the non-cash charge will be amortized to licensed costs over the life of the product, while Bam will expense the non-cash charge at the time of the issuance of the shares if it is not probable that the value of the shares issued is recoverable through future sales of the product to which these shares relate. Bam cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on Bam’s share price at future points in time. As of March 31, 2002 Bam has elected to produce software products for three films pursuant to this agreement. One of these films had its theatrical release during the year ended June 30, 2001 and accordingly Bam issued 68,738 shares of common stock to the production company. Bam is not required to issue stock on the remaining two films until such time as the films are released, the first of which is anticipated to be released in the second half of calendar 2002.

As more fully described in Note 10, in connection with an agreement entered into with a separate production company during January 2002, under which Bam may produce software products based on certain properties owned by the production company, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. Warrants are issued at the average closing price of Bam’s stock for the five days immediately prior to the date of issue, have a five year life from date of issue, and are fully vested and are immediately exercisable. As of March 31, 2002, warrants to issue 20,000 shares have been issued under this agreement. The issuance of warrants on the remaining 30,000 shares is contingent upon certain future events occurring. Bam will measure the value of these warrants in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services when the warrants are issued. Upon release of the software products on which the warrants are issued, Bam will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. Bam cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on Bam’s share price at future points in time.

As of March 31, 2002 and June 30, 2001, Bam had outstanding letters of credit issued of $3.5 million, and $2.0 million, respectively. Management does not expect any material losses to result from these off-balance sheet instruments.

13. New accounting pronouncements

In April 2001, the Emerging Issues Task Force issued No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, which states that consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. We believe the adoption of EITF 00-25 will not have a material impact on our consolidated financial position or results of operations.

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

Future operating results

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to the Company’s revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “intend” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intensions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our final prospectus dated November 14, 2001, included under the heading “Risk factors.” Our actual results could differ materially from those predicated in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in the above prospectus. Other than as required by federal securities law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

We develop and publish interactive entertainment software products. We currently publish titles for most of the popular interactive entertainment hardware platforms, such as Sony’s PlayStation and PlayStation 2, Nintendo’s Gamecube, N64, Game Boy Color and Game Boy Advance, portable handheld devices manufactured by Palm and Handspring, and for personal computers or PCs. We are developing and plan to publish titles for Microsoft’s Xbox. We were incorporated in California in October 1999 under the name Bay Area Multimedia, Inc. We reincorporated in Delaware in September 2000 and changed our name to BAM! Entertainment, Inc. in December 2000. We commenced operations in October 1999 and shipped our first products in June 2000.

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

We design and develop our titles internally or through third parties with whom we have established relationships. We believe that the development cycle for new titles is long, typically ranging from 12 to 24 months, except for Nintendo’s Game Boy Advance for which the development cycle typically ranges from six to nine months. After development of the initial product, we believe that it may take between six to 12 additional months to develop the product for, or port the product to, a different hardware platform.

We sell our products to mass merchandisers such as Toys “R” Us, Target, Kmart, Wal-Mart and Best Buy, specialty chains such as GameStop., Electronics Boutique and independent distributors. Our products are manufactured exclusively by third parties. We have operations in both the United States and Europe. International operations are conducted through our offices in England, where we have an internal product development studio, perform international sales and marketing activities and manage local third-party developers.

In February 2001, we entered into a two-year exclusive license agreement for the distribution of four products with Ubi Soft Entertainment SA, a French distributor of entertainment and educational multimedia. In July 2001 we signed a new distribution agreement with the same distributor establishing it as the exclusive distributor of all of our interactive entertainment software products across all hardware platform formats in France, Germany, Italy, Spain, Belgium, Luxembourg, the Netherlands, Austria, Switzerland and Scandinavia.

During the three months ended March 31, 2002, we released software compatible with four hardware platforms, including our first Nintendo Gamecube product, Driven. We anticipate releasing our first Microsoft Xbox title during the Summer of 2002.

Net revenues

We derive our revenues from shipment of finished products to the customer. Under certain conditions, we may allow customers to exchange and return our products and from time to time provide price protection or allow returns on certain unsold merchandise in the form of a credit against amounts due from the customer. Net revenues from product sales are reflected after deducting the estimated cost of allowances for returns and price protection as well as discounts given. These estimates are based upon currently known circumstances and historical results. The calculation of net revenues will be affected by many factors, including pricing strategies, the channels through which products are distributed, product maturity, exchange and return provisions and price protection.

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

Commencing upon product release, we amortize capitalized software development costs. We capitalize software development costs subsequent to establishing technological feasibility of a title. Technological feasibility is evaluated on a product-by-product basis. For products where proven game engine technology exists, this may be early in the development cycle. Prior to establishing technological feasibility, software development costs are expensed to research and development, and to cost of revenues subsequent to establishing technological feasibility. The following criteria is used to evaluate recoverability of software development costs: historical performance of comparable products; the commercial acceptance of prior products released on a given hardware platform; orders for a product prior to its release and actual development costs of a product as compared to forward-looking projections. Amortization of software development costs is based on the greater of the proportion of current revenues to total projected revenues or the straight-line method over the estimated product life, generally three to six months. We analyze our capitalized costs quarterly and take write-offs when, based on our estimates, future individual product revenues will not be sufficient to recover our investment.

Pursuant to a license agreement with a production company, we are obligated to issue 68,738 shares of our common stock after the release of any film for which we elect to produce interactive entertainment software products, up to 10 films or 687,375 shares of common stock. To date, we have elected to produce titles for three films and have issued 68,738 shares under this agreement for an aggregate value of $746,000. We are required to issue these shares when the films are released and will then incur a non-cash charge. If the software product is released after the release of the film, we will amortize the non-cash charge over the life of the product, which is typically between three and six months. If the software product is released prior to the release of the film, we will at each interim period assess whether it is probable that the value of the shares issued is recoverable through future sales of the product to which it relates. If this is probable, the non-cash charge will be amortized to licensed costs over the life of the products. In the alternative, we will expense the non-cash charge at the time of the issuance of the shares if it is not probable that the value of the shares issued is recoverable through future sales of the product to which these shares relate. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on its share price at a future point in time, but they may be substantial. Of the non-cash charges on the initial shares issued, $517,000 had been amortized as of March 31, 2002, and the remainder is expected to be incurred in the fourth quarter of fiscal 2002 and the first fiscal quarter of 2003.

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

In addition, in connection with the issuance of warrants pursuant to a separate license agreement with another production company, we incurred a non-cash charge of $86,000. Under the agreement, additional warrants to purchase up to an additional 30,000 shares may be issued, contingent upon certain future events occurring. Upon issuance of the warrants we will incur an additional non-cash charge. Upon release of the software products on which the warrants are issued, Bam will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. Bam cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on Bam’s share price at future points in time.

Research and development

Research and development expenses relate to the design and development of new interactive entertainment software products. Payments made to independent software developers under development agreements are capitalized to software development costs once technological feasibility is established or if the development costs have an alternative future use. Prior to establishing technological feasibility, software development costs are expensed to research and development and to cost of revenues subsequent to confirmation of technological feasibility. Internal development costs are capitalized to software development costs once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis. For products where proven game engine technology exists, this may occur early in the development cycle.

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

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for finance and other administrative personnel, facilities and occupancy charges, professional fees and bad debt expense. Exclusive of bad debt provisions, we expect our general and administrative expenses to increase in absolute dollars as we expand our staffing, build our infrastructure, grow the business and incur costs associated with being a public company. As a percentage of revenue, we would expect to see a reduction in general and administrative expenses as revenues increase.

Amortization of deferred stock compensation

Amortization of deferred stock compensation consists of deferred compensation expenses relating to stock option grants to employees. Deferred compensation represents the difference between the deemed fair market value of our Common Stock at the grant date and the exercise price of the related stock options. Deferred compensation is represented as a reduction of stockholders’ equity and amortized, using a multiple option award valuation and amortization approach, over the vesting periods of the options, which is generally four years. We expect to amortize $243,000 during the remainder of fiscal 2002, $553,000 during fiscal 2003, $256,000 during fiscal 2004 and $61,000 during fiscal 2005.

Other expense, net

Other expense, net consists mostly of interest expense net of interest income. Interest expense includes the amortized fair value of warrants issued to a finance company. We anticipate interest expense will reduce in absolute dollar terms during the fourth quarter of fiscal 2002 as we operate for a full quarter under a lower cost short-term financing line implemented during the third quarter of fiscal 2002.

Income taxes

Income taxes consist of state taxes for the current period, and adjustments to prior period estimates. We anticipate income taxes will reduce in absolute dollar terms during the fourth quarter of fiscal 2002.

RESULTS OF OPERATIONS

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of net revenues for the three and nine month periods ended March 31, 2002 and 2001.

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues
Cost of goods sold	75.4	58.4	60.0	56.5
Royalties, software costs, license costs, and project abandonment	43.2	12.9	21.0	11.7

Total cost of revenues	118.6	71.3	81.0	68.2
Research and development (exclusive of amortization of deferred stock compensation)	9.9	3.8	4.4	3.8
Sales and marketing (exclusive of amortization of deferred stock compensation)	26.1	18.7	22.2	18.7
General and administrative (exclusive of amortization of deferred stock compensation)	23.7	9.9	11.9	7.0
Amortization of deferred stock compensation	5.1	0.2	2.9	0.1

Total costs and expenses	183.4	103.9	122.4	97.8

Income (loss) from operations	(83.4)	(3.9)	(22.4)	2.2
Interest income	1.9	0.6	0.6	0.2
Interest expense	(6.3)	(8.7)	(6.7)	(5.7)
Other income	(0.2)	—	0.0	—

Loss before income taxes	(88.0)	(12.0)	(28.5)	(3.3)
Income taxes	0.8	—	0.1	—

Net loss	(88.8)%	(12.0)%	(28.6)%	(3.3)%

*Amortization of deferred stock compensation:
Research and development	0.8%	0.1%	0.4%	0.1%
Sales and marketing	0.3	0.1	0.2	0.0
General and administrative	4.0	—	2.3	—

	5.1%	0.2%	2.9%	0.1%

Net revenues

Net revenues were $7.0 million and $36.8 million for the three and nine month periods ended March 31, 2002, respectively, compared to $6.1 million and $17.3 million for the comparable periods in 2001, respectively. The increase was primarily attributable to the fact that we released six and 17 new products during the three months and nine months ended March 31, 2002 respectively, compared to one new product and nine new products in the comparable periods of 2001, respectively, and sold more units in total in these periods, offset by price protection and product returns, primarily on Nintendo Gameboy Advance product sales.

In the three months ended March 31, 2002, we released the following titles: World Rally Championship and Savage Skies for the Sony PlayStation 2, Driven for the Nintendo Gamecube, Wolfenstein 3D and Broken Sword for Nintendo Gameboy Advance, and Dexter’s Laboratory for the Sony PlayStation.

To date, a substantial portion of our revenues has been derived from sales of a limited number of products. Sales of our Powerpuff Girls titles accounted for 24% and 46% of our net revenues for the three and nine months ended March 31, 2002, respectively, compared to 90% and 82%, respectively for the comparable periods in 2001. As we expand our product offerings in different periods, we expect that the percentage attributable to any single license will decrease as our various product offerings increase.

The following table sets forth our net revenues by customer representing more than 10% of each period’s net revenues for the three and nine month periods ended March 31, 2002 and 2001 (percentages):

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Customer
Toys “R” Us	24%	19%	25%	20%
Ubisoft	27	—	*	—
Kmart	13	*	12	12
Wal-Mart	*	20	*	16
Target	*	13	*	15

Total net revenues by customer representing more than 10% of the period’s net revenues	64%	52%	37%	63%

*	= less than 10%

Net revenues to Kmart in the three months ended March 31, 2002 were made under Kmart’s debtor-in-possession financing arrangement.

Net revenues by geographical region for the three and nine month periods ended March 31, 2002 and 2001 is summarized below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues from unaffiliated customers:
North America	$4,756	$6,093	$31,983	$17,305
Europe	2,261	—	4,775	—

Total net revenues	$7,017	$6,093	$36,758	$17,305

Cost of revenues

Cost of goods sold was $5.3 million, or 75% of net revenues, for the three month period ended March 31, 2002 as compared to $3.6 million, or 58% of net revenues, for the comparable period in 2001, and $22.0 million, or 60% of net revenues, for the nine months ended March 31, 2002 as compared to $9.8 million, or 56% of net revenues, for the comparable period in 2001. The increase in absolute dollars was due to increased sales of product. The increase in percentage was due to numerous factors, including price protection and product returns reserved against sales, and lowered introductory prices on certain titles.

Financing costs associated with inventory acquisitions under financing arrangements are recorded as period costs and as such are classified as interest expense.

Royalties, software costs, license costs and project abandonment were $3.0 million, or 43% of net revenues, for the three months ended March 31, 2002 as compared to $789,000, or 13% of net revenues, for the comparable period in 2001, and $7.7 million, or 21% of net revenues, for the nine months ended March 31, 2002 as compared to $2.0 million, or 12% of net revenues, for the comparable period in 2001. The increase in absolute dollars was due to increased sales of products. The increase in these costs as a percentage of revenues was due to increased software development costs as a result of launching new products for more sophisticated hardware systems, resulting in increased fixed development costs per unit produced, price protection and product returns reserved against sales, and increased licensed asset costs.

Research and development

Research and development expenses were $692,000, or 10% of net revenues, for the three months ended March 31, 2002, compared to $231,000, or 4% of net revenues, for the comparable period in 2001, and $1.6 million, or 4% of net revenues, for the nine months ended March 31, 2002, compared to $663,000, or 4% of net revenues, for the comparable period in 2001. The increase in absolute dollars was primarily because of the hiring of additional employees in both our San Jose office and our internal development studio in London, England.

Sales and marketing

Sales and marketing expenses were $1.8 million, or 26% of net revenues, for the three months ended March 31, 2002, compared to $1.1 million, or 19% of net revenues, for the comparable period in 2001. The increase in absolute dollars was primarily as a result of commencing marketing activities in Europe, along with increased marketing activities in the US.

Sales and marketing expenses were $8.2 million, or 22% of net revenues, for the nine months ended March 31, 2002, compared to $3.2 million, or 19% of net revenues, for the comparable period in 2001. The increase in absolute dollars was primarily because of seasonally increased advertising and marketing activities for the 2001 holiday season, expanded marketing activities in Europe, and increased sales commissions due to higher net revenues.

General and administrative

General and administrative expenses were $1.7 million, or 24% of net revenues, for the three months ended March 31, 2002, compared to $606,000, or 10% of net revenues, for the comparable period in 2001. The increase in absolute dollars was primarily due to the hiring of additional personnel, increased professional fees and facilities costs, increased travel costs and increased allowance for doubtful accounts receivables.

General and administrative expenses were $4.4 million, or 12% of net revenues for the nine months ended March 31, 2002, compared to $1.2 million, or 7% of net revenues, for the comparable period in 2001. The increase in absolute dollars was primarily due to the hiring of additional personnel, increased professional fees and facilities costs, increased travel costs, and increased allowance for doubtful accounts receivables which included an allowance of $1.1 million against our receivable balance from Kmart.

Amortization of deferred stock compensation

Amortization of deferred stock compensation was $360,000, or 5% of net revenues, for the three months ended March 31, 2002, compared to $10,000 for the comparable period in 2001, and $1.1 million, or 3% of net revenues, for the nine months ended March 31, 2001, compared to $19,000 for the comparable period in 2001. Amortization of deferred stock compensation resulted from using the accelerated amortization method to account for compensatory stock options granted to employees and directors during the six months ended September 30, 2001.

Other expense, net

Interest income was $135,000, or 2% of revenue for the three months ended March 31, 2002, compared to $36,000, or 1% of revenue for the comparable period in 2001, and $231,000, or 1% of revenue for the nine months ended March 31, 2002, compared to $40,000, or 0% of revenue for the comparable period in 2001. Interest income in each period relates to interest earned on funds deposited in money market accounts and increased as a result of the investment of funds raised in our initial public offering completed in November 2001.

Interest expense was $440,000, or 6% of net revenues, for the three months ended March 31, 2002, compared to $527,000, or 9% of net revenues, for the comparable period in 2001. Interest expense decreased as a result of our implementation of a new short-term borrowing line in the quarter.

Interest expense was $2.5 million, or 7% of net revenues, for the nine months ended March 31, 2002, compared to $992,000, or 6% of net revenues, for the comparable period in 2001. For most of the period we operated under our old short-term borrowing line and the increase in interest expense arose due to increased amounts advanced by the finance company due to the need to fund inventory required for increased sales.

Other expense was $15,000 for the three months ended March 31, 2002, compared to zero for the comparable period in 2001, and $8,000 for the nine months ended March 31, 2002, compared to zero for the comparable period in 2001. Other expense comprised exchange losses.

Income taxes were $56,000 for the three and nine months ended March 31, 2002 compared to zero for the comparable periods in 2001. Income taxes comprised state taxes.

We incurred a net loss of $6.2 million and $10.5 million for the three and nine months ended March 31, 2002 respectively, and anticipate incurring a net loss for the three months and fiscal year ending June 30, 2002.

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

Net cash used in operating activities was $16.8 million for the nine months ended March 31, 2002, compared to $5.8 million for the comparable period in 2001. For these periods, net cash used in operating activities was the result of net losses and increases in operating assets, primarily accounts receivable, inventories, prepaid royalties, capitalized software costs and licensed assets, offset by increases in accruals.

Net cash used in investing activities was $8.7 million for the nine months ended March 31, 2002, compared to $1.4 million for the comparable period in 2001. Net cash used in investing activities during the nine month period ended March 31, 2002, consisted primarily of the purchase of short-term investments and property and equipment, and for the comparative periods consisted of the purchase of property and equipment.

Net cash provided by financing activities was $35.6 million for the nine months ended March 31, 2002, compared to $7.5 million for the comparable period in 2001. Net cash provided by financing activities during the nine month period ended March 31, 2002 comprised mostly net proceeds on the sale of 5.75 million shares of common stock in our initial public offering completed in November 2001, offset by net repayments under a finance agreement with a finance company, and the issuance of common stock arising from the exercise of warrants. For the comparative periods, net cash provided by financing activities was comprised of net proceeds from the Series B redeemable convertible preferred stock offering that was completed in December 2000, and net borrowings under a finance agreement with a finance company.

In February 2002, we entered into a two year factoring agreement (the “Agreement”) with a finance company, whereby we assign our North American receivables to the finance company. The finance company is responsible for collecting customer receivables, and upon collection, remits the funds to us, less a service fee. Under the Agreement, we may obtain advances, subject to the finance company’s discretion, in the form of cash or as collateral for letters of credit, up to a maximum of 75% of outstanding domestic receivables at any point in time.

Under the terms of the Agreement, we pay a service fee on all receivables assigned, with a minimum annual fee of $150,000, and interest at prime plus 1% on all cash sums advanced. All fees are included in interest expense. We bear the collection risk on our accounts receivable that are assigned, unless the finance company approves the receivable at the time of assignment, in which case the finance company bears the risk.

The finance company has a security interest in our accounts receivable, inventory, fixed assets and intangible assets. As of March 31, 2002, we had no advances outstanding under the Agreement.

Prior to entering into the Agreement, we had entered into a Finance Agreement with a different finance company, whereby we assigned purchase orders entered into with its customers to the finance company and requested the finance company purchase finished goods to fulfill such customer purchase orders.

The Finance Agreement, entered into in February 2000, specified that the finance company’s funding commitment with respect to a customer purchase order should not exceed 60% of the retail purchase order price. Under the Finance Agreement the finance company’s aggregate outstanding funding (i.e., advance of funds or purchase of finished goods to fulfill customer purchase orders) was limited to $5.0 million. We were responsible for collecting customer receivables, bore the risk of loss on all uncollectible accounts, and we were required to remit customer receipts directly to the finance company up to the amounts funded by the finance company. We retained collections in excess of the amounts funded by the finance company.

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

In August 2001, we amended the Finance Agreement, initially increasing the aggregate outstanding funding amount to $10.0 million, and then decreasing the transaction and initiation fee to 3% until the earlier of the termination of the agreement or December 31, 2001, if our initial public offering had not occurred by that date. We completed our initial public offering in November 2001. In connection with this latter amendment and the execution of a $7.0 million factoring arrangement with an affiliate of the finance company, we issued a warrant to the finance company to purchase 100,000 shares at an exercise price of $8.00.

Upon the signing of the Finance Agreement, we paid the finance company a security deposit of $90,000. An extension payment of $50,000 was made when the contract was amended in December 2000, and a further amendment fee of $120,000 was incurred when the contract was amended in August 2001. These costs were recorded as interest expense.

Outstanding borrowings under the above Finance Agreement were collateralized by inventories, accounts receivable, fixed assets and intangible assets of Bam.

The Finance Agreement and the factoring line with the affiliate terminated in February 2002, and all outstanding amounts funded were fully repaid. Consequently, the amounts outstanding under the Finance Agreement and the factoring line with the affiliate of the finance company as of March 31, 2001 were zero. The amount outstanding under the Finance Agreement as of June 30, 2001 was $4.2 million.

As of March 31, 2002 and June 30, 2001, we had outstanding letters of credit issued of $3.5 million, and $2.0 million, respectively. We do not expect any material losses to result from these off-balance sheet instruments.

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

As of March 31, 2002 we had cash and cash equivalents of $12.3 million and short-term investments of $9.7 million. As of June 30, 2001, we had cash and cash equivalents of $2.2 million and no short-term investments.

We believe that our current cash and cash equivalents, together with cash generated by operations, will be sufficient to meet our anticipated cash requirements though at least 2002. If our cash needs exceed our current expectations we may need to raise additional capital through public or private equity offerings or debt financings. If cash generated from operations is insufficient to satisfy our liquidity requirements and we cannot raise needed funds on acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital may require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

Capital expenditures were $233,000 and $700,000 for the three and nine months ended March 31, 2002, respectively, and $69,000 and $362,000 for the comparative prior year periods, respectively. We did not have any material commitments for capital expenditures at any of those dates.

Our principal commitments at March 31, 2002 comprised of operating leases, guaranteed royalty payments and contractual marketing commitments. At March 31, 2002, we had commitments to spend $1.2 million under operating leases, prepay $1.8 million for royalties under agreements with various content providers and spend $3.2 million in advertising on the networks and websites of these content providers. Of these amounts, $3.4 million must be paid no later than March 31, 2003. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices.

Foreign currency exchange rate risk

In the three months ended March 31, 2002, approximately 70% of net revenues and 85% of cost of revenues and operating expenses were denominated in U.S. dollars. We anticipate that in the remainder of the fiscal year these percentages will both continue to exceed 70%. Remaining expenses were mostly denominated in British pounds or the Euro and consequently we are currently exposed to fluctuations in the U.S. dollar to British pound and Euro exchange rates. We estimate that a 10% change in foreign exchange rates would impact reported annual operating results by less than $250,000. Accordingly, we have not entered into any hedging arrangements. As we expand our international operations, revenues will be generated and more operating expenses will be incurred in currencies other than the US dollar, which will increase potential exchange rate risk. We anticipate that it will enter into customary hedging arrangements to reduce this risk.

Interest rate risk

We do not consider our cash and cash equivalents to be subject to interest rate risk due to the short maturities of the instruments in which we have invested. We are exposed to interest rate risk on our product financing arrangement with a finance company. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We estimate that a 10% increase in interest rates would impact our results of operations by $20,000 and $210,000 for the three and nine month periods ended March 31, 2002, respectively, and $50,000 and $100,000 for the each of the comparative prior year periods, respectively.

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

As of March 31, 2002, there were 14,582,756 shares of our common stock issued and outstanding, and no shares of our preferred stock issued and outstanding.

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of authorized preferred stock, par value $0.001 per share.

Net proceeds from the offering, after deducting underwriting discounts and commission and offering expenses, were $39.2 million. Of these proceeds, $22.1 million was unused as of March 31, 2002, and was held as either cash, cash equivalents or short-term investments. The following summarizes the use of the remaining $17.1 million:

•	$9.1 million for product development

•	$5.0 million for expansion of sales and marketing activities

•	$3.0 million for additional working capital, including payment of $400,000 of accrued salaries owed retroactively to members of the Company’s executive management.

Item 5. Other Information.

Bernard Stolar was appointed as President and Chief Operating Officer on January 22, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

10.2	First Amendment to Office Lease dated March 29, 2002 between the Registrant and Macanan Investments.

10.3*	License and Option Agreement dated January 14, 2002 between the Registrant, BAM! Entertainment Limited and Aardman Animations Limited.

10.4	Factoring Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation.

10.5	Letter of Credit and Security Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation.

10.6	Trademark Collateral Security Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation.

10.7	Supplement to Factoring or Security Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation.

*	The Registrant has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The Registrant has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAM! ENTERTAINMENT, INC.

Date: May 14, 2002	By:	/S/ RAYMOND C. MUSCI

Raymond C. Musci Chief Executive Officer

Date: May 14, 2002	By:	/S/ STEPHEN M. AMBLER

Stephen M. Ambler Chief Financial Officer and Vice President of Finance