Form 10-K
period 2002-06-30
BAM ENTERTAINMENT INC
filed 2002-09-06
CIK 1132809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 000-32989

BAM! ENTERTAINMENT, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0553117 (I.R.S. EMPLOYER IDENTIFICATION NO.)

333 WEST SANTA CLARA STREET, SUITE 716
SAN JOSE, CALIFORNIA 95113
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(408) 298-7500
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: Common Stock $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12.1 million as of September 1, 2002 based upon the closing price on the Nasdaq National Market reported for such date. Stock held by each officer and director and by each person who owns 5% or more of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

     The number of shares of common stock outstanding as of September 1, 2002: 14,599,938

Documents Incorporated by Reference

     Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2002 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

PART I

Item 1 — Business

     Certain information contained in this Report constitutes forward-looking statements which involve risks and uncertainties including, but not limited to, information with regard to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. The words “believes,” “anticipates,” “plans,” “expects,” “endeavors,” “may,” “will,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Report.

Overview

     We are a developer and publisher of interactive entertainment software. We currently publish titles for most of the popular interactive entertainment hardware platforms, such as Sony’s PlayStation and PlayStation 2, Nintendo’s GameCube, N64, Game Boy Color and Game Boy Advance, portable handheld devices manufactured by Palm and Handspring, and for personal computers or PCs. We are developing and plan to publish titles for Microsoft’s Xbox. We were incorporated in California in October 1999 under the name Bay Area Multimedia, Inc. We reincorporated in Delaware in September 2000 and changed our name to BAM! Entertainment, Inc. in December 2000. We commenced operations in October 1999, and shipped our first products in June 2000. We completed our initial public offering in November 2001.

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

     We sell our products to mass merchandisers such as Toys “R” Us, Target, Kmart, Wal-Mart and Best Buy, specialty chains such as GameStop, and Electronics Boutique and independent distributors. Our products are manufactured exclusively by third parties. We have operations in both the United States and Europe. International operations are conducted through our offices in England, where we have an internal product development studio, perform international sales and marketing activities and manage local third-party developers.

Products

     The following tables set forth our existing titles, which are sold and available to consumers in North America and Europe except as indicated.

Title	Genre	Hardware platform	Date of release

Beast Wars(1)	Action	Nintendo 64/PlayStation	June 2000
Contender 2(1)	Action	PlayStation	October 2000
Jimmy White’s Cueball 2(1)	Sports	PlayStation	October 2000
Bad Mojo Jojo (Powerpuff Girls)	Adventure	Game Boy Color	November 2000
Paint the Townsville Green (Powerpuff Girls)	Adventure	Game Boy Color	November 2000
Sgt. Rock	Action	Game Boy Color	November 2000
Robot Revenge (Dexter’s Laboratory)	Adventure	Game Boy Color	December 2000
Yogi Bear	Adventure	Game Boy Color	December 2000
Battle Him (Powerpuff Girls)	Adventure	Game Boy Color	February 2001
Xtreme Wheels	Sports	Game Boy Color	April 2001
Fire Pro Wrestling	Sports	Game Boy Advance	June 2001
Hot Potato	Puzzle	Game Boy Advance	June 2001
Strike it Rich	Trivia	Palm/Handspring	July 2001
CardTopia	Card	Palm/Handspring	July 2001
Deesaster Strikes (Dexter’s Laboratory)	Adventure	Game Boy Advance	September 2001
Science Ain’t Fair (Dexter’s Laboratory)	Adventure	PC	September 2001
Mojo Jojo A-Go-Go (Powerpuff Girls)	Adventure	PC	September 2001
Sports Illustrated for Kids: Baseball	Sports	Game Boy Advance	September 2001
Sports Illustrated for Kids: Football	Sports	Game Boy Advance	September 2001
Driven	Sports	PlayStation 2	October 2001
Chemical X-Traction (Powerpuff Girls)	Adventure	PlayStation/Nintendo 64	October 2001
Mojo Jojo A-Go-Go (Powerpuff Girls)	Adventure	Game Boy Advance	November 2001
Ecks v Sever	Action	Game Boy Advance	November 2001
Driven	Sports	Game Boy Advance	November 2001
Broken Sword	Adventure	Game Boy Advance	March 2002
Savage Skies(1)	Action	PlayStation 2	March 2002
Driven	Sports	GameCube	March 2002
Wolfenstein 3D	Action	Game Boy Advance	March 2002
World Rally Championship(1)	Sports	PlayStation 2	March 2002
Mandark’s Lab? (Dexter’s Laboratory)	Adventure	PlayStation	April 2002
Star X	Action	Game Boy Advance	April 2002
Way of the Samurai(1)	Action	PlayStation 2	May 2002
Dropship(1)	Action	PlayStation 2	May 2002
Wipeout Fusion(1)	Action	PlayStation 2	June 2002

(1)	This title is sold and available to consumers only in North America.

Strategic relationships

     We have entered into strategic relationships with entertainment and media companies that have developed well-known characters and brands and that are producing popular properties that are expected to form the basis of future products.

     The Cartoon Network. Between March 2000 and December 2001, we entered into four non-exclusive license agreements that give us the right to develop and distribute interactive entertainment software based on Warner Bros.’ Powerpuff Girls, Dexter’s Laboratory, Samurai Jack and Yogi Bear properties on a multi-national basis. The Powerpuff Girls, Dexter’s Laboratory, Samurai Jack and Yogi Bear television shows are aired on AOL Time Warner’s Cartoon Network. Under these agreements, we are obligated to pay royalties based on a percentage of net sales of the titles and are obligated to advertise and promote the titles on the Cartoon Network.

     We believe that the Cartoon Network has significant brand awareness among six to 11 year olds. According to the Cartoon Network, their programs are viewed in 81 million homes around the world. We participate in promotional programs with the Cartoon Network and certain retailers who advertise on the Cartoon Network in connection with the release of our products.

Franchise Films. In April 2000, we entered into a strategic arrangement with Franchise Films, Inc. Our agreement gives us the exclusive, first look right to review screenplays acquired by the studio, develop titles based on films produced from those screenplays and distribute them worldwide. Our agreement expires upon the later of three years or the theatrical release of the tenth film on which we base a product. Franchise Films has also agreed to provide us with free access to any publicity and advertising materials it prepares and granted us the right to use these materials to promote and advertise our products. Under the agreement, we agreed to pay Franchise Films royalties based on the net sales of the titles based on the films we select and we are obligated to issue 68,738 shares of our common stock following the theatrical release of each film for which we have developed a title, up to a maximum of 687,375 shares. We have released titles for the Sony PlayStation 2 and Nintendo Game Boy Advance based on the film title Driven, which was released in April 2001. We have also released a Nintendo Game Boy Advance title based on Ecks v Sever, a film due to be released in the Fall of 2002, and are developing additional titles based on this film.

Spyglass Entertainment Group. In October 2000, we entered into a strategic arrangement with Spyglass Entertainment Group, L.P., the studio that produced the film The Sixth Sense. Our five-year agreement gives us an exclusive right of first refusal to develop titles based on films produced by the studio and to distribute them worldwide. In addition, Spyglass Entertainment Group has agreed to provide us with free access to any publicity and advertising materials it prepares and the right to use these materials to promote and advertise our titles. Under the agreement, we granted Spyglass Entertainment Group a warrant to purchase up to 470,000 shares of our common stock and agreed to pay the studio royalties based on the net sales of titles based on its films. We have commenced development on the first Spyglass Entertainment Group title, Reign of Fire, for Sony’s PlayStation 2, Microsoft’s Xbox, and Nintendo’s Game Boy Advance and GameCube.

Sports Illustrated For Kids. In May 2000, we signed a strategic arrangement with Time, Inc. for the development of titles utilizing the Sports Illustrated For Kids brand name. Our four-year, non-exclusive license gives us the right to publish titles based on popular sports that are appropriate for children ages seven to 17 and to distribute those titles on a multi-national basis. Our agreement gives us the right to access a portion of their subscriber base for market research purposes. Under the agreement, we are obligated to pay a royalty based on the gross wholesale price of the titles and advertise and promote the titles in the magazine. In September 2001 we released our first two titles under this collaboration for Nintendo’s Game Boy Advance, Sports Illustrated for Kids Baseball and Sports Illustrated for Kids Football. We plan to release more baseball titles for Nintendo’s GameCube and Sony’s PlayStation 2 in fiscal 2003.

Aardman Animations Ltd. In January 2002, we entered into a licensing and publishing partnership with Aardman Animations Limited, creators of Wallace & Gromit and Chicken Run. Our five-year agreement gives us an exclusive right to develop titles based on Aardman’s intellectual property and to distribute them worldwide. Under the agreement we will have to pay royalties to Aardman calculated as a percentage of sales of the developed products, and we are required to issue them warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. We have commenced development of Wallace & Gromit titles for Sony’s PlayStation 2, Nintendo’s GameCube and Game Boy Advance, Microsoft’s Xbox and personal computers.

Southpaw Media Group Inc. In May 2002, we entered into a licensing and publishing agreement with Southpaw Media Group Inc. Our agreement gives us the exclusive, first look right to review screenplays to be produced by the studio, develop titles based on any films, made for television movies, or television series produced from those screenplays, and distribute them worldwide. Our agreement expires upon the later of five years or either the theatrical release or television air-date of the tenth film or television series on which we base a product, but in no event later than eight years from the date of the agreement, unless seven films or television series have been released or aired, respectively, seven years from the date of the agreement, in which event the agreement would expire at such time. Under the agreement, we will have to pay royalties to Southpaw calculated as a percentage of sales of the developed products, and Southpaw was granted a warrant to purchase up to 200,000 shares of our common stock, of which 15,000 became immediately exercisable upon the signing of the agreement and the remaining 185,000 only become exercisable in multiples of 4,625 shares upon each election to produce a title, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which we have developed a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable.

Riverdeep Inc. In June 2002, we entered into a licensing and publishing agreement with Riverdeep Inc., owners of the property rights to Carmen Sandiego. Our agreement gives us an exclusive right to develop titles based on Carmen Sandiego for all platforms except personal computers, and to distribute them worldwide. Under the agreement we will have to pay royalties to Riverdeep calculated as a percentage of sales of the developed products. The agreement expires four years after the first commercial distribution of the first title, or June 2004 if no title is released prior to that date.

Software product design and development

We believe our success will depend in large part on our ability to design and develop innovative interactive entertainment software based on popular content, design and develop sequels to our more popular products and offer previously released products on additional hardware platforms. We pair members of our internal production staff with internal and external software developers who have varying design and development capabilities, which we believe provides us with flexibility to develop titles in a timely, cost-effective manner. Our software producers take responsibility for the selection of the title concept, evaluation of the capabilities of the software developer who will prepare the graphics, artwork and computer code for the title, and the publication, marketing and distribution of the completed title. The internal and external software developers are responsible for the completion of technical milestones such as creation of particular graphics, artwork and sound designs.

Title production and development

At June 30, 2002, our in-house production staff consisted of 40 employees, 5 of whom work in our San Jose office, 7 of whom work in our Bath, England office, and 28 of whom work in our London, England development studio. Our in-house production staff includes 11 software producers who are responsible for monitoring the progress of our internal software developers as well as the independent third-party software developers with whom we contract to create titles. Our production staff evaluates the work of each of the internal and external software developers through design review, progress evaluation, milestone review and quality checks. Each milestone submission is reviewed by our in-house production staff to ensure compliance with the product’s design specifications.

Members of our in-house production staff and internal software development team currently work at our offices in San Jose, California and Bath, England, as well as at our internal software development studio in London, England.

Internal product development

Members of our internal production and development staff are organized into teams led by a producer and staffed with software developers who are responsible for such functions as game design, software programming, art design and sound design. We believe that this team approach promotes the creative and cooperative environment necessary to develop innovative and successful titles.

To create a title internally, our software production staff first prepares a schedule and budget. Our internal software developers then complete the initial design and concept layout, computer graphic design, two-dimensional and three-dimensional artwork, programming, prototype testing, sound engineering and quality control. To successfully complete the production and development of our interactive entertainment titles, our internal software development team utilizes a variety of advanced hardware and software development tools, including sound compression utilities, clay modeling and video compression. When the development of the title is complete, and our internal production staff has confirmed that each design milestone has been met, the title is play-tested by us and sent to the manufacturer for its testing, review and approval. Once this is obtained, we publish and ship the title to our retailers and distributors.

We believe that the development process for an original, internally-developed product for a next generation hardware platform typically takes 12 to 24 months, and for an original, internally-developed product for the Nintento Game Boy Advance platform, six to nine months. This process is shorter for existing products currently used on 32-bit and 64-bit hardware platforms. We believe that it takes approximately six to 12 months to develop an existing title as a product for a different hardware platform.

External product development

     When we elect to develop a concept or property externally, we contract with an independent third-party software developer to develop the title under the supervision of our internal software production staff. When we develop a title with an independent software developer, we select a title concept and then evaluate whether the independent developer has sufficient expertise to create the software code, animation and graphics for that title. After we evaluate the independent developer’s capabilities and decide to produce that title with the developer, our production team prepares a budget, list of development milestones and a sales and marketing plan. The independent developer then begins to prepare the software code, graphics and animation for the title. When the final milestone has been met and our production staff is satisfied that the title is ready for publication, we publish, distribute and market the title.

     Our production staff also works with independent software developers to modify, or port, existing titles for distribution in a certain country or across additional platforms. When we decide to port an existing title in this manner, our internal production staff prepares a list of development milestones and a budget and marketing plan for the title. Our internal production staff then works with the independent software developer to ensure that the milestones are met and the title is ported to a new platform or readied for distribution to a new country.

     Our agreements with independent software developers are typically entered into on a title-by-title basis and provide for the payment of the greater of a fixed amount or royalties based on actual sales. We generally pay independent software developers installments of the fixed advance based on the achievement of specific development milestones established by our production staff at the outset of the development process. Royalties in excess of the fixed advance are generally based on a fixed amount per unit sold. We generally obtain ownership of the software code and related documentation from our independent software developers. In instances where we do not retain sole ownership of the source code, the owner may use or license the code for development of other software products that may compete directly with our products and we may not have sufficient rights in the source code to produce derivative products. Upon completion of the development process, each title is play-tested by us and sent to the manufacturer for its testing, review and approval. Related artwork, user instructions, warranty information, brochures and packaging designs are also developed by third parties under our supervision.

Marketing, sales and distribution

     Our marketing, sales and distribution efforts are designed to broaden product distribution and increase the penetration of our products in domestic and international markets. We rely in part on the name recognition of the motion picture, sports and television cartoon properties on which many of our products are based to attract consumers and obtain shelf space from mass merchandisers. We supplement our domestic direct sales efforts with third-party distributors, and in the last year, we have increased our marketing, sales and distribution efforts in international markets through licensing and third-party distribution strategies. As of June 30, 2002, our sales and marketing staff consisted of 21 employees, 13 of whom work in our San Jose, California headquarters and 8 of whom work in our Bath, England office.

     Our marketing department implement marketing programs and campaigns for each of our titles. In preparation for a product launch, our marketing activities may include print and cooperative retail advertising campaigns, game reviews in consumer and trade publications, pre-release giveaways, and retail in-store promotions including demonstrations, videos, over-size displays and posters. We have selectively included in our marketing efforts radio, television and Internet advertising campaigns. We also allocate a portion of each of our product’s sales and marketing budget for cooperative advertising and market development with retailers. Many of our titles are launched with a multi-tiered marketing campaign that is developed on an individual basis to promote product awareness, customer pre-orders and consumer sell-through.

     We seek to extend the life cycle and financial return of many of our products by marketing those products differently throughout the product’s life. Although the product life cycle for each title varies based on a number of factors, including the quality of the title, the number and quality of competing titles, and in certain instances seasonality, we typically consider a title as back catalog six months after its initial release. We utilize marketing programs appropriate for the particular title, which generally includes progressive price reductions over time to increase the product’s longevity in the retail channel as we shift advertising support to newer releases.

Domestic activities

     We sell our products primarily to mass merchandisers and, to a lesser extent, to third-party distributors. Our principal customers include Toys “R” Us, Kmart, Wal-Mart, GameStop, Best Buy, Electronics Boutique and Target. We do not have any written agreements or other understandings with any of our customers that relate to future purchases, so our customers could reduce or terminate their purchases from us at any time. Revenues from our three largest customers collectively accounted for approximately 41% of our net revenues for the year ended June 30, 2002 as compared to 43% from our three largest customers for the year ended June 30, 2001 and 75% from our three largest customers for the period from October 7, 1999 (inception) through June 30, 2000.

     We believe that we provide terms of sale comparable to competitors in our industry. We sell our products to retailers and distributors through independent regional sales representatives who operate on a commission basis. The sales staff is largely responsible for generating retail demand for our products by presenting new products to our customers in advance of the products’ scheduled release dates. They do this by providing technical advice with respect to the products and by working closely with retailers and distributors to sell the products. In addition, we provide technical support for our products through our customer support department. We typically ship our products within a short period of time after acceptance of purchase orders from distributors and other customers. Accordingly, we do not have a material backlog of unfilled orders and net sales in any quarter are substantially dependent on orders booked in that quarter. To date we have not experienced any material warranty claims.

     We utilize an electronic data interchange with most of our major domestic customers to efficiently receive, process and ship customer product orders and to accurately track and forecast sell-through of our products to consumers in order to determine whether to order additional products from manufacturers.

International activities

     Our international sales and marketing activities are currently conducted from our office located in Bath, England. Our international marketing activities include television advertising and publicity campaigns in interactive entertainment publications, magazines and newspapers. Our first international titles were introduced during the year ended June 30, 2001. We pursue our international sales by localizing our products for various international markets and releasing localized versions of many of our products simultaneously with the commercial release of corresponding titles in North America. We are also engaged in software development and production at our internal development studio in London, England.

     In February 2001, we entered into a two-year exclusive license agreement with Ubi Soft Entertainment S.A. (“Ubi Soft”), a French distributor of entertainment and educational multimedia, to distribute, market, and sell certain of our interactive software products in the Nintendo Game Boy Color format on a multi-national basis. The agreement also obligates Ubi Soft to make minimum purchases at a set price per title.

     In July 2001, we expanded our relationship with Ubi Soft and signed a distribution agreement establishing them as the exclusive distributor of all of our interactive entertainment software products across all hardware platform formats in a number of European countries. Under this agreement, we are obligated to pay a distribution fee based on a percentage of the net revenues from sales of all products in the territory, and assist with marketing the products.

     In the United Kingdom we sell our products primarily to mass merchandisers and, to a lesser extent, to third-party distributors. Our principal customers include Game, Dixons, Toys “R” Us, WH Smiths, EUK, and HMV. Our sales staff is largely responsible for generating retail demand for our products by presenting new products to our customers in advance of the products’ scheduled release dates. They do this by providing technical advice with respect to the products and by working closely with retailers and distributors to sell the products. We typically ship our products within a short period of time after acceptance of purchase orders from distributors and other customers. Accordingly, we do not have a material backlog of unfilled orders and net sales in any quarter are substantially dependent on orders booked in that quarter.

     Revenues from our international customers collectively accounted for approximately 11% of our net revenues for the year ended June 30, 2002 as compared to 10% for the year ended June 30, 2001 and 0% for the period from October 7, 1999 (inception) through June 30, 2000.

Manufacturing

     Nintendo and Sony are the sole manufacturers of the software products sold for use on their respective hardware platforms. We begin the manufacturing process by placing a purchase order for the manufacture of our products with Nintendo or Sony and opening either a letter of credit in favor of the manufacturer or utilizing our line of credit with the manufacturer. We then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture.

     Microsoft appoints approved third-party manufacturers to manufacture software for its hardware platform. Microsoft also offers us the opportunity to enter into one or more kit licenses, pursuant to which Microsoft would license software development tools and hardware to assist us in the development of titles prior to sending these titles to authorized third-party manufacturers for replication.

     The amounts charged by the manufacturers include a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer’s name, proprietary information and technology. All of these fees are subject to adjustment by the manufacturers at their discretion. Nintendo charges us a fixed amount for each cartridge that includes the royalty. This amount varies based, in part, on the memory capacity of the cartridges. Sony charges us a royalty for every disk manufactured. The manufacturers have the right to review, evaluate and approve a prototype of each title and the title’s packaging and marketing materials.

Competition

     The interactive entertainment software industry is intensely competitive and is characterized by the frequent introduction of new hardware platforms and titles. Our competitors vary in size from small companies to large corporations, including the manufacturers of the hardware platforms. We must obtain a license from and compete with the hardware platform manufacturers in order to develop and sell titles for their respective hardware platforms, with each such manufacturer typically being the largest publisher and seller of software products for its own hardware platforms. As a result of their commanding positions in the interactive entertainment industry as the manufacturers of hardware platforms and publishers of titles for their own hardware platforms, these manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and purchases than do any of their licensees.

     In addition to the hardware platform manufacturers, we compete with other interactive entertainment software companies. Significant competitors include Acclaim Entertainment, Inc., Activision, Inc., Bandai America Incorporated, Capcom USA, Inc., Eidos PLC, Electronic Arts Inc., Infogrames, Inc., Konami Corporation of America, Inc., Midway Games Inc., Namco Ltd., Sega Enterprises, Inc. (USA), Take-Two Interactive Software, Inc., THQ, Inc., Ubi Soft Entertainment and Vivendi Universal S.A. Many of these competitors are large corporations that have significantly greater financial, marketing, personnel and product development resources than us. Due to these greater resources, certain of these competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors of desirable motion picture, television, sports and character properties and pay more to third-party software developers than we can. We believe that we are able to successfully compete with regard to the principal factors of the interactive entertainment software industry, including

•	product features;

•	brand name recognition;

•	rights to properties;

•	access to distribution channels;

•	product quality and ease of use;

•	price;

•	marketing support;

•	reviews received from independent reviewers; and

•	quality of customer service.

     However, any significant increase in the development, marketing and sales efforts of our competitors could harm our business.

Intellectual property

     Our business relies on the hardware platform manufacturers and our non-exclusive licenses with them to publish titles and manufacture our products for their hardware platforms. Our existing hardware platform licenses for Nintendo’s Game Boy Color and Game Boy Advance, Nintendo 64, Nintendo GameCube, Sony’s PlayStation and PlayStation 2, Sega’s Dreamcast and Microsoft’s Xbox grant us the right to develop, publish and distribute titles for use on the respective hardware platforms. Each of these hardware platform licenses requires that we obtain approval for the publication of new titles on a title-by-title basis and licenses with Nintendo and Sony require that our titles be manufactured solely by the respective manufacturer and licenses with Microsoft require that we use certain approved third party manufacturers. License agreements relating to these rights generally extend for a term of two to three years. The agreements are terminable upon the occurrence of a number of factors, including: (1) breach of the agreement by us; (2) our bankruptcy or insolvency; or (3) our entry into a relationship with, or acquisition by, a competitor of the manufacturer. We cannot assure you that we will be able to obtain new or maintain existing licenses on acceptable terms, or at all.

     Upon termination of a hardware platform license for any reason other than our breach or default, the manufacturer has the right to purchase from us, at the price paid by us, any product inventory manufactured by such manufacturer that remains unsold for a specified period after termination. We must destroy any such inventory not purchased by the manufacturer. Upon termination as a result of our breach or default, we must destroy any remaining inventory, subject to the right of any of our institutional lenders to sell such inventory for a specified period.

     We hold copyrights on our products, product literature and advertising and other materials. We rely on common law trademark rights to our name and our logo. We do not currently hold any patents. We outsource some of our product development to third-party developers and typically retain all intellectual property rights related to such projects. No third-party developer has challenged our ownership interest in the intellectual property rights to projects we have outsourced, but it is always possible that a third-party developer could issue such a challenge and prevail. We also license products developed by third parties and pay royalties on such products.

     We regard our products as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality and nondisclosure agreements and other methods to protect our proprietary rights. We require our employees, consultants and other outside individuals and entities, including employees of third-party developers, to execute confidentiality and nondisclosure agreements upon the start of employment, consulting or other contractual relationships with us. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. However, our ability to police these individuals and entities and enforce these agreements is costly and uncertain.

     We also rely on existing copyright laws to prevent unauthorized distribution of our products. However, existing copyright laws afford only limited protection. Policing unauthorized use of our products is difficult and software piracy can be a persistent problem, especially in certain international markets. We are aware that unauthorized copying occurs within our industry and if a significant amount of unauthorized copying of our interactive entertainment software products were to occur, our business would be harmed. In addition, the laws of some countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or these laws are weakly enforced. Legal protection of our rights may be ineffective in these countries, and as we leverage our products using emerging technologies, such as the Internet and online services, our ability to protect our intellectual property rights, and to avoid infringing the intellectual property rights of others, becomes more difficult. In addition, intellectual property laws are less clear with respect to such emerging technologies. Accordingly, existing intellectual property laws may not provide adequate protection to our products that are developed in connection with emerging technologies.

     As the number of titles in the interactive entertainment software industry increases and the features and content of these titles further overlap, interactive entertainment software developers may increasingly become subject to infringement claims. Although we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, we cannot assure you that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend and we cannot assure you that infringement claims against us will not result in costly litigation or require us to license the intellectual property rights of third parties, either of which could harm us.

     We may also be subject to legal proceedings and claims from time to time in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. For example, we are aware that other parties are utilizing the “BAM” mark, or marks that incorporate the letters “BAM,” in businesses similar to ours, and those parties may have rights to such mark that are superior to ours. These parties could challenge our rights to use the name “BAM” in their markets. In this event, we could be required to stop using the name in particular markets or to obtain a license from these parties to use it in such markets.

     Our agreements with third-party software developers and property licensors typically provide for us to be indemnified with respect to certain matters. However, if any claim is brought by a hardware manufacturer or other party against us, our software developers or property licensors may not have sufficient resources to, in turn, indemnify us. In addition, these parties’ indemnification of us may not cover the matter that gives rise to the original claim, and in either case, our business could be harmed.

Employees

     As of June 30, 2002, we employed 80 full-time employees, comprising 21 in sales and marketing, 40 in research and development, and 19 in management, general and administration. Of the 80 employees, 31 are located in the United States, and 49 are located in England. None of the employees are represented by a labor union, and we have experienced no work stoppages. We believe our employee relations are good.

Risk Factors

     In addition to the other information in this Report, the following factors should be considered in evaluating us and our business.

Because we have a limited operating history, it is difficult to evaluate an investment in our common stock.

     We were organized in October 1999 and released our first interactive entertainment software product in June 2000. It is difficult to evaluate our future prospects and an investment in our common stock because we have a limited operating history and the market for our products is rapidly evolving. Our prospects are uncertain and must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development.

     Our future performance will depend upon a number of factors, including our ability to:

•	expand our customer base;

•	secure popular entertainment properties upon which to base future products;

•	develop and enhance products in response to new interactive entertainment hardware platform releases, customer demand and competitive market conditions;

•	expand our interactive entertainment software development and sales and marketing capabilities;

•	expand our international operations;

•	attract, retain and motivate qualified personnel; and

•	maintain adequate control of our expenses.

We have a history of operating losses and may never achieve profitability.

     We incurred net losses of $15.7 million for the year ended June 30, 2002, $1.6 million for the year ended June 30, 2001 and $803,000 for the period from inception through June 30, 2000. We will need to generate significant revenues to achieve profitability. There can be no assurance that our revenues will grow in the future or that we will achieve sufficient revenues for profitability. If our revenues do not grow as quickly as we anticipate, or if our operating expenses exceed our expectations, our business would be severely harmed.

Our revenues fluctuate due to seasonal demand and the nature of the interactive entertainment industry.

     We have experienced and may continue to experience significant quarterly fluctuations in net sales and operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth and first calendar quarters. This is due primarily to the increased demand for games during and immediately following the holiday buying season. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand will harm our business and operating results. Although we are attempting to reduce the effect of seasonal patterns on our business by distributing our product release dates more evenly throughout the year, we may not be successful. These fluctuations, as well as fluctuations caused by other factors, could cause our stock price to decline.

     Our expense levels are based, in part, on our expectations regarding future sales. Therefore, our operating results would be harmed by a decrease in sales or a failure to meet our sales expectations. Uncertainties associated with interactive entertainment software development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship. As a result of these and other factors, in some future quarters our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could significantly decline.

Our earnings will be affected upon the issuance of shares of our common stock pursuant to third-party entertainment property license agreements and by a warrant held by a finance company.

     Pursuant to a license agreement with Franchise Films, we are obligated to issue 68,738 shares of our common stock after the release of any film for which we elect to produce interactive entertainment software products. This agreement covers up to 10 films or 687,375 shares of common stock. To date, we have elected to produce titles for three films and have issued 68,738 shares under this agreement. We are required to issue these shares when the films are released and will then incur a non-cash charge. If the software product is released after the release of the film, we will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. If the software product is released prior to the release of the film, we will at each interim period assess whether it is probable that the film will be released and that the value of the shares to be issued is recoverable through future sales of the product to which it relates. If this is probable, the non-cash charge will be amortized to licensed costs over the life of the product. In the alternative, we will expense the non-cash charge at the time of the issuance of the shares if it is not probable that the value of the shares issued is recoverable through future sales of the product to which these shares relate. We cannot estimate the aggregate dollar amount of future non-cash charges as they are based on our share price at a future point in time. However, these charges may be substantial. The non-cash charge of $746,000 on the initial shares issued was fully amortized in the year ended June 30, 2002. Each of these future charges will affect our gross margins and profitability and may cause the trading price of our common stock to decline significantly.

     In connection with the issuance of warrants pursuant to a license agreement with Spyglass Entertainment, we incurred a non-cash charge of $354,000. This charge is being amortized on a straight-line basis over five years and commenced in October 2000. In connection with these warrants, a further non-cash charge of $556,000 will be amortized over a period, expected to be between three and six months, commencing on the release of the subject interactive entertainment software products. These releases are expected to be in the first or second fiscal quarter of 2003. Each of these charges will affect our gross margins and profitability and may cause the trading price of our common stock to decline significantly.

     In connection with a license agreement entered into with Aardman Animations Ltd we are required to issue warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. To date we have issued warrants to purchase 20,000 shares under this agreement and incurred non-cash charges of $86,000. Under the agreement, additional warrants to purchase up to an additional 30,000 shares may be issued, in either multiples of 5,000 or 10,000 shares, contingent upon certain future events occurring relating to the development and release of products. Upon issuance of the warrants we will incur an additional non-cash charge. Upon release of the software products on which the warrants are issued, we will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time. Each of these charges will affect our gross margins and profitability and may cause the trading price of our common stock to decline significantly.

     In connection with a license agreement entered into with Southpaw Media Group Inc, we granted a warrant to purchase up to 200,000 shares of our common stock, of which 15,000 became immediately exercisable upon the signing of the agreement. The remaining 185,000 will only become exercisable, in multiples of either 4,625 or 13,875 shares, upon certain future events occurring relating to the development and release of products. Upon the signing of the agreement, the warrant for 15,000 shares became exercisable, and we recorded a non-cash deferred charge of $29,000, which will be amortized on a straight-line basis over five years. This amortization commenced in May 2002. We will incur additional non-cash charges as the remaining 185,000 shares become exercisable. Upon release of the software products on which the warrants are issued, we will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time. Each of these charges will affect our gross margins and profitability and may cause the trading price of our common stock to decline significantly.

Our market is characterized by changing consumer preferences and short product life cycles. To compete effectively we must continually introduce new products that achieve market acceptance.

     The interactive entertainment software market is characterized by short product life cycles, changing consumer preferences and frequent introduction of new products. We believe that our success will be dependent on the production of successful titles on a continuous basis. We cannot assure you that new products introduced by us will achieve significant market acceptance or that such acceptance, if achieved, will be sufficient to permit us to recover development and other associated costs. Consumer preferences for interactive entertainment software products are continually changing and are difficult to predict. Even the most successful titles remain popular for only limited periods of time, often less than six months. The life cycle of a game generally consists of a relatively high level of sales during the first few months after introduction, followed by a decline in sales. Accordingly, we expect that substantially all of our net sales for a particular year will be generated by titles released in that year and in the latter part of the prior year.

The development cycle for new titles is long and during this time the market appeal of a title may decline.

     We believe the development cycle for new titles is long, typically ranging from 12 to 24 months. After development of the initial product, we believe it may take between six and 12 additional months to develop the product for additional hardware platforms. In order to distribute a product, we must develop and test the necessary game software, obtain approval from the manufacturer and licensor if required, and have the initial order of cartridges or disks manufactured. During the development cycle, the market appeal of a title or of a property on which the title is based may decline. If market acceptance is not achieved, we may grant markdown allowances to maintain our relationship with retailers and our access to distribution channels. Because we introduce a relatively limited number of new products in a given period, the failure of one or more of our products to achieve market acceptance could harm our business.

The introduction of new interactive entertainment hardware platforms creates risks relating to the development of titles for those hardware platforms.

     The interactive entertainment industry is also characterized by rapid technological change. For example, the 128-bit hardware platform was released within five years of the release of the 64-bit hardware platform. As a result, we must continually anticipate these changes and adapt our offerings to emerging hardware platforms and evolving consumer preferences. Generally, because of the length of the development cycle, our development efforts must begin well in advance of the release of new hardware platforms in order to introduce titles on a timely basis with the release of such hardware platforms. Further, we have no control over the release dates of new hardware platforms or the number of units that will be shipped upon such release. It is difficult to ensure that our schedule for releasing new titles will coincide with the release of the corresponding hardware platforms. Additionally, if fewer than expected units of a new hardware platform are produced or shipped, such as recently occurred with Sony’s PlayStation 2, Microsoft’s Xbox, and Nintendo’s Game Boy Advance, developers of titles for those hardware platforms may experience lower than expected sales.

     The introduction of new hardware platforms and technologies can also render existing titles obsolete and unmarketable. Generally, as more advanced hardware platforms are introduced, consumer demand for titles for older hardware platforms diminishes. In addition, a broad range of competing and incompatible emerging technologies may lead consumers to postpone buying decisions until a particular hardware platform gains widespread acceptance. As a result of such reduced consumer demand for titles on older hardware platforms, our titles for older hardware platforms may not generate sufficient sales to make our titles profitable.

The development of software products is complex and time consuming and may not lead to marketable titles.

     The development of software products is complex and time consuming. Our development efforts may not lead to marketable titles or titles that generate sufficient revenues to recover their development and marketing costs, especially if a hardware platform does not reach or sustain an expected level of acceptance. This risk may increase in the future, as continuing increases in development costs require corresponding increases in net sales in order for us to maintain profitability.

     The technological advancements of the new hardware platforms also allow more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. We cannot assure you that, despite testing, errors will not be found in new products or releases after shipments have been made, resulting in loss of or delay in timely market acceptance, product returns, loss of revenues and damage to our reputation. In the past, we have experienced delays in the introduction of new titles and we anticipate that we will experience similar delays in the future in connection with the introduction of additional new titles, including products currently under development. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with the life of a product, any delay in the introduction of, or the presence of a defect in, one or more new products could harm the ultimate success of the products or our business and operating results.

The costs of developing and marketing products for interactive entertainment hardware platforms can be substantial and could harm our business.

     The costs associated with the introduction of products for hardware platforms, such as Nintendo’s GameCube, Sony’s PlayStation 2 and Microsoft’s Xbox, could harm our business. We anticipate that it will be more costly to develop titles for hardware platforms. We also believe the costs of developing and publishing titles for these hardware platforms may require greater financial and technical resources than prior development and publishing efforts. Additionally, during periods of new technology introductions, forecasting our revenues and earnings is more difficult than in more stable or rising product markets.

If new interactive entertainment hardware platforms fail to achieve significant market acceptance, it may harm our business.

     Our sales are dependent on, among other factors, the popularity and unit sales of the interactive entertainment hardware platforms of the various manufacturers. The interactive entertainment industry has experienced periods of significant growth in consumer interest and popularity, followed by periods in which consumer demand for interactive entertainment products has slowed. Unexpected shortfalls in the market acceptance of a particular hardware platform can significantly harm consumer demand for titles released or scheduled for release for that hardware platform. Therefore, we are dependent upon the successful marketing efforts of the manufacturers of the various hardware platforms to meet financial expectations.

Product returns and markdown allowances could harm our business.

     We have experienced, and are exposed to the risk of product returns and markdown allowances with respect to our customers. The decrease in demand for products based upon older hardware platforms may lead to a high level of these product returns and markdown allowances. We allow distributors and retailers to return defective and damaged products in accordance with negotiated terms. In addition, from time to time we provide markdown allowances to our customers on certain unsold merchandise. Product returns and markdown allowances that exceed our expectations could harm our business.

A substantial portion of our revenues have been derived from a limited number of products.

     To date, a substantial portion of our revenues have been derived from a limited number of products. Sales of our Powerpuff Girls products accounted for 32% of our net revenues for the year ended June 30, 2002 and 66% of our net revenues for the year ended June 30, 2001. Sales of our Beast Wars product accounted for 100% of our net revenues for the period from inception through June 30, 2000. If we fail to replace these titles with additional products generating significant revenues, our business will be harmed.

Over 40% of our net revenues are derived from sales to our three largest customers. We could be adversely affected if any of them reduced or terminated their purchases from us or did not pay their obligations to us.

     Revenues from our three largest customers collectively accounted for 41% of our net revenues for the year ended June 30, 2002 as compared to 43% of our net revenues for the year ended June 30, 2001 and 75% for the period from inception through June 30, 2000. For the year ended June 30, 2002, two customers accounted for 22% and 11%, respectively, of our net revenues, and for the year ended June 30, 2001, three customers each accounted for between 12% and 17% of our net revenues. As of June 30, 2002, five customers each accounted for between 10% and 16% of our net accounts receivable, and as of June 30, 2001, four customers each accounted for between 10% and 27% of our net accounts receivable. We have no written agreements or other understandings with any of our customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would harm us.

Substantially all of our sales are made on credit, which exposes us to bad debt.

     Our sales are typically made on credit, with terms that vary depending upon the customer and other factors. While we attempt to carefully monitor the creditworthiness of our customers and distributors, we bear the risk of their inability to pay our receivables and of any delay in payment. A business failure by any of our largest customers, such as occurred with Kmart in January 2002, would harm us, as could a business failure by any of our distributors or other retailers.

We cannot publish our interactive entertainment software titles without the approval of hardware manufacturers. Our ability to continue to develop and market our titles is dependent on the hardware manufacturers continuing to do business with us.

     We are wholly dependent on the manufacturers of interactive entertainment hardware platforms and our ability to obtain or maintain non-exclusive licenses with them, both for the rights to publish and to manufacture titles for their hardware platforms. We are required to obtain a license to develop and publish titles for each hardware platform for which we develop and publish titles. Each license specifies the territory to which it applies, and such licenses range from as broad as multi-national distribution to as narrow as approval on a title-by-title basis. Our existing hardware platform licenses for Sony’s PlayStation and PlayStation 2, Nintendo’s Game Boy Color and Game Boy Advance, Nintendo 64, Nintendo GameCube, and Microsoft’s Xbox require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, along with our ability to time the release of these titles is dependent upon decisions made by third party manufacturers. Accordingly, our revenues from titles for these hardware platforms may be limited. Should any manufacturer choose not to renew or extend our license agreement at the end of its current term, or if the manufacturer were to terminate our license for any reason, we would be unable to publish additional titles for that manufacturer’s hardware platform.

We are dependent on Sony and Nintendo for the manufacture of products that we develop for their hardware platforms.

     When we develop interactive entertainment software titles for a hardware platform offered by Sony or Nintendo, the products are manufactured exclusively by that hardware manufacturer. Our hardware platform licenses with Sony and Nintendo provide that the manufacturer may change prices for the manufacturing of products at any time. In addition, these licenses include other provisions that give the manufacturer substantial control over our costs and the release of new titles. Since each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. We would be materially harmed by unanticipated delays in the manufacturing and delivery of products.

If we cannot retain our key personnel and attract and retain additional key personnel, our business will be harmed.

     Our success has been due to a significant extent on the contributions and industry experience of our key personnel, in particular our Chief Executive Officer, Raymond C. Musci, our Vice Chairman, Anthony R. Williams, and our President, Bernard Stolar. If we fail to retain the services of our key personnel, our ability to secure additional licenses and develop and sell new products would be significantly impaired. In addition, our future success will also depend upon our ability to continue to attract, motivate and retain highly qualified employees and third-party contractors, particularly software design and development personnel and outside sales representatives. Competition for highly skilled employees is intense and we may not be successful in attracting and retaining such personnel.

We are dependent upon licenses to properties originated and owned by third parties for the development of our titles.

     Many of our titles, such as those from our Powerpuff Girls series, Dexter’s Laboratory, Driven, Ecks v Sever, and Reign of Fire are based upon entertainment properties licensed from third parties. We cannot assure you that we will be able to obtain new licenses, or renew existing ones, on reasonable terms, if at all. If we are unable to obtain licenses for the properties which we believe offer significant consumer appeal, we would be required to obtain licenses for less popular properties or have to develop all of our titles based upon internally developed concepts. Titles based on less popular properties or on internally developed concepts typically require greater marketing expense in order to establish brand identity and may not achieve broad market acceptance or prove to be successful.

We are dependent on third-party interactive entertainment software developers for developing and completing many of our titles.

     We rely on third-party interactive entertainment software developers for the development of a significant number of our interactive entertainment software titles. Quality third-party developers are continually in high demand. For this reason, we cannot assure you that the third-party software developers who have developed titles for us in the past will continue to be available to develop software for us in the future. Due to the limited number of third-party software developers and the lack of control that we exercise over them, we cannot assure you that these developers will complete titles for us on a timely basis or within acceptable quality standards, if at all.

Our success depends on our ability to effectively manage our growth.

     Our operations have rapidly expanded since our inception in October 1999 and we plan to continue to significantly expand our operations. Our rapid growth has placed, and will continue to place, significant strain on our management and operational systems and resources. We anticipate that as our business grows, we will have to improve and enhance our overall financial and managerial controls, reporting systems and procedures. We will also need to continue to expand, train and manage our workforce. Additionally, we will be required to increase the capacity of our current systems to meet additional demands. An inability to manage our growth and meet these additional demands will impair the success of our business.

Obtaining additional capital to fund our operations and finance our growth could impair the value of your investment.

     If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital through public or private equity offerings or debt financings. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital may require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

Our success is highly dependent on our proprietary software and intellectual property.

     We rely primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We require our employees, consultants and other outside individuals and entities to execute confidentiality and nondisclosure agreements upon the start of employment, consulting or other contractual relationships with us. However, our ability to police these individuals and entities and enforce these agreements is costly and uncertain. We are aware that unauthorized copying occurs within our industry. If a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, our business would be harmed. We generally obtain ownership of the software code and related documentation from third-party software developers. In instances where we do not retain sole ownership of the source code, the owner may use or license the code for development of other software products that may compete directly with our products and we may not have sufficient rights in the source code to produce derivative products.

     We rely on existing copyright laws to prevent unauthorized distribution of our products. Existing copyright laws afford only limited protection. Policing unauthorized use of our products is difficult, and software piracy is a persistent problem, especially in international markets. In addition, the laws of some countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States or are weakly enforced. Legal protection of our rights may be ineffective in these countries. Any unauthorized use of our proprietary information could result in costly and time-consuming litigation to enforce our proprietary rights.

Other parties may assert claims against us that we are infringing upon their intellectual property rights and we are required to indemnify hardware manufacturers from certain claims in exchange for the right to purchase titles and manufacture our software for their hardware application.

     We cannot be certain that our products do not infringe upon the intellectual property rights of others. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties. If our products violate third-party proprietary rights, we cannot assure you that we would be able to obtain licenses to continue offering such products on commercially reasonable terms, or at all. In addition, we must indemnify the hardware manufacturers with respect to all loss, liability and expense resulting from any claim against them involving the development, marketing, sale or use of our products. This includes any claims for copyright or trademark infringement brought against them. As a result, we bear the risk that the properties upon which our software titles are based, or that the information and technology licensed from the hardware manufacturer and incorporated in our software, may infringe the rights of third parties. Any claims against us or the parties we indemnify relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Their claims could also result in injunctions preventing us from offering these products. Such claims could severely harm our financial condition and ability to compete. For information concerning pending intellectual property matters, see “Business — Intellectual Property.”

The interactive entertainment industry is consolidating. In making acquisitions, we face significant competition from other companies with greater financial resources. We also face integration challenges with any companies that we acquire.

     To enhance our product development and distribution capabilities, we may pursue acquisitions of companies, intellectual property rights and other assets that can be acquired on acceptable terms and which we believe can be operated or exploited profitably. We cannot assure you that we will be successful in identifying suitable acquisition opportunities. As the interactive entertainment industry continues to consolidate, we face significant competition in making acquisitions. This may constrain our ability to complete suitable transactions. Many of our competitors for potential acquisitions have significant financial and other resources.

     If we attempt an acquisition, we cannot assure you that, given the competitive environment, we will complete the acquisition or that any completed acquisitions will benefit our business or operations. In addition, the integration of any newly acquired company’s operations with our existing operations will take management time and effort. There is a possibility that we may not be successful in integrating operations of any newly acquired companies. Additionally, there is a risk of loss of key employees, customers and vendors of any recently acquired companies.

We face risks associated with doing business in foreign countries, including our ability to generate international demand for our products.

     We intend to expand our international sales and marketing activities. This expansion will require significant management time and attention and financial resources in order to develop our international operations. We cannot assure you that we will be able to generate international market demand for our products. International sales and operations are subject to a number of risks, including:

•	international consumer acceptance of existing and proposed titles;

•	the impact of possible recessions in foreign economies;

•	our ability to protect our intellectual property;

•	the time and costs associated with translating and localizing products for foreign markets;

•	foreign currency fluctuations;

•	unexpected changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations; and

•	political and economic instability.

Any significant downturn in general economic condition which results in a reduction in discretionary spending could reduce demand for our products and harm our business.

     Our product sales are affected by a retail customer’s ability and desire to spend disposable income on the purchase of our software titles. Any significant downturn in general economic conditions which results in a reduction of discretionary spending could result in a reduction in demand for our products and could harm our business. The United States economy is currently undergoing a period of slowdown, which some observers view as a recession. The United States and world economic condition has been worsened by the September 11th terrorist attacks in New York City and Washington, D.C. Moreover, any further terrorist activities, or the effect of the United States’ political, economic or military response to such activities, could result in the further deterioration of the United States and world economy. Such industry downturns have been, and may continue to be, characterized by diminished product demand and erosion of average selling prices. A continued economic downturn or recession would have a significant adverse effect on our operating results in future periods.

Our officers and directors own a substantial amount of our common stock and therefore have substantial influence over our operations and can significantly influence matters requiring stockholder approval.

     Our officers and directors beneficially own approximately 54% of our common stock. As a result, they have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur.

Competition within the interactive entertainment software industry is intense and poses an ongoing threat to the success of our business.

     The interactive entertainment industry is intensely competitive. Many of our competitors have greater name recognition among consumers and licensors of entertainment properties, broader product lines and greater financial, marketing and other resources than us. Accordingly, these competitors may be able to market their products more effectively, make larger offers or guarantees in connection with the acquisition of licensed entertainment properties, adopt more aggressive pricing policies or pay more to third-party developers. We believe that other technology, entertainment and media companies are increasing their focus on the interactive entertainment software market, which might result in greater competition for us. In addition, many of our competitors are developing online interactive entertainment software products and interactive networks that will be competitive with our interactive entertainment software products.

     Competitive pressures could have the following effects on us:

•	as competition for popular entertainment properties increases, our cost of acquiring licenses for those properties may increase, resulting in reduced margins;

•	as competition for retail shelf space becomes more intense, we may need to increase our marketing expenditures to maintain sales of our interactive entertainment software titles; and

•	we could be required to reduce the wholesale unit prices of our titles.

Competition for limited shelf space and promotional resources among interactive entertainment software publishers is intense and poses an ongoing threat to the success of our business.

     There is intense competition among developers and publishers of interactive entertainment software products for high quality retail shelf space and promotional support from retailers. As the number of titles and hardware platforms increases, competition for shelf space will intensify and may require us to increase our marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of any retailer’s sales volume, and we cannot assure you that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support. As a result of their positions in the industry, the manufacturers of interactive entertainment hardware platforms generally have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us.

Government restrictions including the possible adoption of an interactive entertainment software rating system could harm our business.

     Legislation is periodically introduced at the state and federal levels in the United States and in foreign countries to establish a system for providing consumers with information about graphic violence and sexually explicit material contained in interactive entertainment software products. Under such a system, interactive entertainment software publishers would be expected to comply by identifying particular products within defined rating categories. In addition, these publishers would be required to communicate these ratings to consumers through appropriate package labeling and through advertising and marketing presentations consistent with each product’s rating. Many foreign countries have laws which permit governmental entities to censor the content of products, including interactive entertainment software. In some instances, we may be required to modify our products to comply with the requirement of such governmental entities, which could delay the release of those products in such countries. These delays could harm our business. We currently voluntarily submit our products to industry-created review boards and publish their ratings on our game packaging. Some retailers may refuse to carry titles that bear an unacceptable rating. We believe that mandatory government-run interactive entertainment software products rating systems eventually will be adopted in many countries which represent significant markets or potential markets for us. Due to the uncertainties in the implementation of such a rating system, confusion in the marketplace may occur. We are unable to predict what effect, if any, such a rating system would have on our business.

Potential opposition by consumer advocacy groups to certain software content could harm our business.

     Consumer advocacy groups have in the past opposed sales of interactive entertainment software products containing graphic violence and sexually explicit content. These groups have pressed for legislation in these areas and engaged in public demonstrations and media campaigns. While to date such actions have not harmed our business, we cannot assure you that these groups will not target our products in the future. If that occurs, we may be required to significantly change or discontinue one or more of our titles.

We expect our stock price to be volatile.

     Prior to our initial public offering in November 2001, there was no public market for our common stock. Since our initial public offering the market price of our common stock has been volatile. We have experienced a decline in the market price of our common stock from the initial public offering price. The stock market has experienced significant price and volume fluctuations that affected the market price for the common stock of many technology, communications and entertainment and media companies. These market fluctuations were sometimes unrelated or disproportionate to the operating performance of these companies. Any significant stock market fluctuations in the future, whether due to our actual performance or prospects or not, could result in a further decline in the market price of our common stock.

Anti-takeover provisions in our charter documents and in Delaware law could prevent or delay a change in control and, as a result, negatively impact our stockholders.

     Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition or make removal of incumbent directors or officers more difficult. These provisions may discourage takeover attempts and bids for our common stock at a premium over the market price. These provisions include:

•	the ability of our board of directors to alter our bylaws without stockholder approval;

•	the restriction on the ability of stockholders to call special meetings;

•	the restriction on the ability of our stockholders to act by written consent;

•	the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholders meetings; and

•	the establishment of a classified board of directors with staggered, three-year terms, which prevents a majority of the board from being elected at one time.

     In addition, we are subject to Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a merger, asset or stock sale or other transaction with an interested stockholder for a period of three years following the date such person became an interested stockholder, unless prior approval of our board of directors is obtained or as otherwise provided. These provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us without obtaining the prior approval of our board of directors, which may cause the market price of our common stock to decline.

Special note on forward looking statements and reports prepared by analysts.

     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” expect,” estimate,” intend,” “plan,” “project,” “will be,” “will continue,” “will,” “result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that would cause our actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate. In addition, the risks included here are not exhaustive. Other sections of this Report may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Item 2 — Properties

     Our headquarters are located in San Jose, California, where we occupy approximately 9,533 square feet of office space under a lease which expires in April 2005. Our development studio is located in London, England, where we occupy approximately 1,000 square feet under a lease that requires us to give one month notice of termination. In June 2002, we entered into a lease for 3,214 square feet in London and our development studio relocated to this space in August 2002. This lease expires in June 2012, although we have the right to terminate the lease at our option in 2007. We also lease approximately 1,800 square feet for our international sales office located in Bath, England. This lease expires in 2008 although we have the right to terminate the lease at our option in 2004. We are currently looking for additional space in Bath. We believe that our domestic facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

Item 3 — Legal proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this filing, we are not a party to any material legal proceedings.

Item 4 — Submission of matters to a vote of security holders

     No matters were submitted to our security holders to be voted during the last quarter of the fiscal year ended June 30, 2002.

PART II

Item 5 — Market for registrant’s common equity and related stockholder matters

Price range of common stock

     Our common stock began trading on the Nasdaq National Market on November 15, 2001 after we completed the initial public offering of 5,750,000 shares of our common stock at $8.00 per share. Our common stock trades under the symbol “BFUN.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock:

Fiscal year ended June 30, 2002	High	Low

Second quarter(1)	$10.97	$7.55
Third quarter	$8.50	$3.00
Fourth quarter	$3.55	$1.92

(1)	For the period from November 14, 2001 to December 31, 2001.

     As of September 4, 2002, there were 249 holders of records of our common stock (including holders who are nominees for an undetermined number of beneficial owners). These figures do not include beneficial owners who hold shares in nominee name.

Dividends

     We have never declared or paid any cash dividends on our capital stock. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends on our capital stock in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, contractual obligations, future prospects and other factors the board of directors may deem relevant.

     Change in securities and use of proceeds.

     In November 2001, we completed the initial public offering (the “Offering”) of 5,750,000 shares of our common stock. The managing underwriters in the Offering were Jefferies & Company, Inc. and Morgan Keegan & Company, Inc. (the “Underwriters”). The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-62436) (the “Registration Statement”) that was declared effective by the Securities and Exchange Commission (the “SEC”) on November 14, 2001.

     The Offering was terminated after all 5,750,000 shares (including 750,000 shares sold pursuant to the exercise of the Underwriters’ over-allotment option) registered under the Registration Statement were sold by us at a purchase price of $8.00 per share. The aggregate price of the Offering amount registered and sold was $46.0 million. In connection with the Offering, we paid an aggregate of approximately $3.2 million in underwriting discounts and commissions to the Underwriters. Expenses incurred in connection with the Offering, other than underwriting discounts and commissions, totaled approximately $3.6 million.

     After deducting the underwriting discounts and commissions and the estimated expenses incurred in connection with the Offering, we received net proceeds of approximately $39.2 million. Of these proceeds, $11.6 million was unused as of June 30, 2002, and was held as either cash, cash equivalents or short-term investments. The following summarizes the use of the remaining $27.6 million:

•	$18.6 million for product development

•	$6.0 million for expansion of sales and marketing activities

•	$3.0 million for additional working capital, including payment of $400,000 of accrued salaries owed to members of our executive management.

Recent sales of unregistered securities

     During the year ended June 30, 2002, we issued unregistered securities as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. All persons had adequate access, through their relationships with us, to information about us.

     In connection with a finance agreement, we issued a warrant in August 2001 to a finance company to purchase 100,000 shares of our common stock at an exercise price equal to the initial public offering price of our common stock, which was subsequently established at $8.00 per share. The warrant expires in August 2004.

     In connection with a sale of unregistered securities in December 2000 pursuant to Regulation D under the Securities Act of 1933, as amended, we issued a warrant to a service provider to purchase 141,000 shares of our common stock at an exercise price of $3.76 per share. The warrant was exercised in full in December 2001.

     In connection with an agreement entered into with a production company during January 2002, we agreed to issue to the production company warrants to purchase up to 50,000 shares of our common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. Warrants are to be issued at the average closing price of our stock for the five days immediately prior to the date of issue, have a five year term from date of issue, and are fully vested and are immediately exercisable upon issuance. In January 2002, we issued a warrant to purchase 10,000 shares of our common stock at an exercise price of $5.67 per share under this agreement, and in March 2002, we issued another warrant to purchase 10,000 shares of our common stock at an exercise price of $5.88 per share under this agreement.

     In May 2002, in connection with a licensing and publishing agreement entered into with a publishing company, we granted to the production company a warrant, with a ten year term from the date of issue, to purchase up to 200,000 shares of our common stock at an exercise price of $2.60, of which 15,000 became immediately exercisable upon the signing of the agreement, and the remaining 185,000 only become exercisable in multiples of 4,625 shares upon each election by us to produce a title based on any films, made for television movies, or television series produced from screenplays to be produced by the studio, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which we have developed a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable. Our agreement expires upon the later of five years or either the theatrical release or television air-date of the tenth film or television series on which we base a product, but in no event later than eight years from the date of the agreement, unless seven films or television series have been released or aired, respectively, seven years from the date of the agreement, in which event the agreement would expire at such time.

Item 6 — Selected consolidated financial data

     The following selected consolidated statement of operations data for the years ended June 30, 2002 and 2001 and for the period from October 7, 1999 (inception) through June 30, 2000, and the consolidated balance sheet data as of June 30, 2002 and 2001 are derived from our audited consolidated financial statements and notes thereto, included elsewhere herein, and are audited by Deloitte & Touche LLP, independent public accountants, as set forth in their report included later in this Report. The consolidated balance sheet as of June 30, 2000 is derived from audited financial statements that are not included in this Report. The following data should be read in conjunction with our consolidated financial statements, including the notes thereto, and “Management’s discussion and analysis of financial condition and results of operations” included elsewhere in this Report.

			Period from
	Year ended June 30,		October 7, 1999
			(inception) through,
Consolidated statement of operations data	2002	2001	June 30, 2000

	(in thousands, except per share data)
Net revenues	$50,734	$25,351	$1,377
Costs and expenses:
Cost of revenues
Cost of goods sold	29,826	14,827	807
Royalties, software costs, license costs, and project abandonment	12,794	2,898	248

Total cost of revenues	42,620	17,725	1,055
Research and development (exclusive of amortization of deferred stock compensation)	2,519	1,073	260
Sales and marketing (exclusive of amortization of deferred stock compensation)	11,473	4,292	132
General and administrative (exclusive of amortization of deferred stock compensation)	6,293	1,996	711
Amortization of deferred stock compensation*	1,223	618	—

Total costs and expenses	64,128	25,704	2,158

Loss from operations	(13,394)	(353)	(781)
Other expense, net	(2,279)	(1,249)	(22)

Net loss	(15,673)	(1,602)	(803)
Redeemable convertible preferred stock dividend	—	(5,540)	—

Net loss attributable to common stockholders	$(15,673)	$(7,142)	$(803)

Net loss attributable to common stockholders per share:
Basic and diluted (1)	$(1.65)	$(4.82)	$(0.96)

Shares used in computation:
Basic and diluted	9,503	1,482	834

*Amortization of deferred stock compensation:
Research and development	$126	$72	$—
Sales and marketing	70	28	—
General and administrative	1,027	518	—

	$1,223	$618	$—

	June 30,

Consolidated balance sheet data	2002	2001	2000

	(in thousands)
Cash and cash equivalents	$4,726	$2,170	$908
Working capital	31,825	8,990	1,318
Total assets	49,467	20,992	2,712
Long-term portion of debt	—	—	—
Redeemable convertible preferred stock	—	17,329	2,103
Total stockholders’ equity (deficit)	38,856	(4,669)	(706)

(1)	The diluted net loss per share computation excludes potential shares of common stock issuable upon exercise of options and warrants to purchase common stock, as their effect would be antidilutive. See Notes 1 and 11 of notes to consolidated financial statements for a detailed explanation of the determination of the shares used in computing basic and diluted net loss per share.

Item 7 — Management’s discussion and analysis of financial condition and results of operations

     Certain information contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Securities Act and the Securities Exchange Act, which can be identified by the use of forward-looking terminology such as “believes,” “anticipates,” “plans,” “expects,” “endeavors, “may,” “will,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors set forth in “Risk Factors” and elsewhere in this Report.

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

     We sell our products to mass merchandisers such as Toys “R” Us, Target, Kmart, Wal-Mart and Best Buy, specialty chains such as GameStop, Electronics Boutique and independent distributors. Our products are manufactured exclusively by third parties. We have operations in both the United States and Europe. International operations are conducted through our offices in England, where we have an internal product development studio, perform international sales and marketing activities and manage local third-party developers.

RESULTS OF OPERATIONS

     The following table sets forth the condensed consolidated results of operations as a percentage of net revenues for the years ended June 30, 2002 and 2001, and for the period from October 7, 1999 (inception) through June 30, 2000. The selected consolidated statement of operations data is derived from our audited consolidated financial statements included elsewhere in this Form 10-K.

			Period from
			October 7, 1999
	Year ended June 30,		(inception)
			through
	2002	2001	June 30, 2000

Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues
Cost of goods sold	58.8	58.5	58.6
Royalties, software costs, license costs, and project abandonment	25.2	11.4	18.0

Total cost of revenues	84.0	69.9	76.6
Research and development (1)	5.0	4.2	18.9
Sales and marketing (1)	22.6	17.0	9.6
General and administrative (1)	12.4	7.9	51.6
Amortization of deferred stock compensation	2.4	2.4	—

Total costs and expenses	126.4	101.4	156.7

Loss from operations	(26.4)	(1.4)	(56.7)
Other expense, net	(4.5)	(4.9)	(1.6)

Net loss	(30.9)	(6.3)	(58.3)
Redeemable convertible preferred stock dividend	—	(21.9)	—

Net loss attributable to common stockholders	(30.9)%	(28.2)%	(58.3)%

(1)	Excludes amortization of deferred stock compensation.

Net revenues

     Net revenues were $50.7 million, $25.4 million and $1.4 million for the years ended June 30, 2002 and 2001 and the period from October 7, 1999 (inception) through June 30, 2000, respectively.

     The increase in net revenues each year was primarily attributable to increased sales of products. We released 23 new products in the year ended June 30, 2002 compared to 11 new products during the year ended June 30, 2001, and two new products in the period from October 7, 1999 (inception) through June 30, 2000.

     To date, a substantial portion of our net revenues has been derived from sales of a limited number of products. For example, sales of our Powerpuff Girls titles accounted for 32% of our net revenues for the year ended June 30, 2002, compared to 66% in the year ended June 30, 2001. Sales of our Beast Wars title accounted for 100% of net revenues for the period from inception through June 30, 2000. As we expand our product offerings in different periods, we expect that the percentage attributable to any single license will decrease.

     The following table sets forth our net revenues by customer representing more than 10% of each period’s net revenues for the years ended June 30, 2002 and 2001, and period from October 7, 1999 (inception through June 30, 2000:

			Period from
	Year ended		October 7, 1999
	June 30,		(inception) through
			June 30,
	2002	2001	2000

	(percentages)
Customers:
Toys “R” Us	22%	17%	*
Kmart	11	*	*
Wal-Mart	*	14	16%
Target	*	12	*
Blockbuster	*	*	49
KB Toys	*	*	10

Total net revenues by customer representing more than 10% of the period’s net revenues	33%	43%	75%

*	less than 10%

     Net revenues to Kmart subsequent to January 22, 2002 were made under Kmart’s debtor-in-possession financing arrangement.

     Net revenues by geographical region for the years ended June 30, 2002 and 2001 and the period from October 7, 1999 (inception) through June 30, 2000, is summarized below:

			Period from
	Year ended		October 7, 1999
	June 30,		(inception) through
			June 30,
	2002	2001	2000

	(in thousands)
Net revenues from unaffiliated customers:
North America	$44,965	$22,898	$1,377
Europe	5,769	2,453	—

Total net revenues	$50,734	$25,351	$1,377

Cost of revenues

     Cost of goods sold was $29.8 million, or 59% of net revenues for the year ended June 30, 2002, compared to $14.8 million, or 59% of net revenues, for the year ended June 30, 2001, and $807,000, or 59% of net revenues, for the period from October 7, 1999 (inception) through June 30, 2000.

     The increase each year in absolute dollars was due to increased sales of products. The increase as a percentage of revenue was due to a number of factors, including price protection and product returns reserved against sales and lowered introductory prices on certain titles.

     Royalties, software costs, license costs and project abandonment were $12.8 million, or 25% of net revenues, for the year ended June 30, 2002 compared to $2.9 million, or 11% of net revenues, for the year ended June 30, 2001, and $248,000, or 18% of net revenues, for the period from October 7, 1999 (inception) through June 30, 2000. The increase each year in absolute dollars was due to increased sales of products, along with abandonment of a number of development projects. The increase in these costs as a percentage of revenues was because of increased software development costs arising from launching new products for more sophisticated hardware systems, resulting in increased fixed development costs per unit produced, plus price protection and product returns reserved against sales, project abandonment, and increased licensed asset costs.

Research and development

     Research and development expenses were $2.5 million, or 5% of net revenues, for the year ended June 30, 2002, compared to $1.1 million, or 4% of net revenues, for the year ended June 30, 2001, and $260,000, or 19% of net revenues, for the period from October 7, 1999 (inception) through June 30, 2000. The increase each year in absolute dollars was primarily because of the hiring of additional employees in both our San Jose office and our internal development studio in London, England.

Sales and marketing

     Sales and marketing expenses were $11.5 million, or 23% of net revenues, for the year ended June 30, 2002, compared to $4.3 million, or 17% of net revenues, for the year ended June 30, 2001, and $132,000, or 10% of net revenues, for the period from October 7, 1999 (inception) through June 30, 2000. The increase in absolute dollars in the year ended June 30, 2002 over the year ended June 30, 2001 was primarily because of seasonally increased advertising and marketing activities for the 2001 holiday season, expanded marketing activities in Europe, and increased sales commissions due to higher net revenues. The increase in absolute dollars in the year ended June 30, 2001 over the period from October 7, 1999 (inception) through June 30, 2000 was as a result of commencing marketing activities in Europe, along with increased marketing activities in the US.

General and administrative

     General and administrative expenses were $6.3 million, or 12% of net revenues, for the year ended June 30, 2002, compared to $2.0 million, or 8% of net revenues, for the year ended June 30, 2001, and $711,000, or 52% of net revenues, for the period from October 7, 1999 (inception) through June 30, 2000. The increase in absolute dollars in the year ended June 30, 2002 over the year ended June 30, 2001 was primarily due to the hiring of additional personnel, costs associated with being a public company, increased professional fees and facilities costs, increased travel costs, and increased allowance for doubtful accounts receivables which included an allowance of $1.1 million against our receivable balance from Kmart. The increase in absolute dollars in the year ended June 30, 2001 over the period from October 7, 1999 (inception) through June 30, 2000 was due to the hiring of additional personnel, increased professional fees and facilities costs, increased travel costs and increased allowance for doubtful accounts receivables.

Amortization of deferred stock compensation

     Amortization of deferred stock compensation was $1.2 million, or 2% of net revenues, for the year ended June 30, 2002 compared to $618,000, or 2% of net revenues for the year ended June 30, 2001, and zero for the period from October 7, 1999 (inception) through June 30, 2000. Amortization of deferred stock compensation resulted from using the accelerated amortization method to account for compensatory stock options granted to employees and directors during the six months ended September 30, 2001.

Other expense, net

     Interest income was $328,000, or 1% of net revenues for the year ended June 30, 2002, compared to $58,000 for the year ended June 30, 2001 and $8,000 for the period from October 7, 1999 (inception) through June 30, 2000. Interest income in each period relates to interest earned on funds deposited in money market accounts and increased as a result of the investment of funds raised in our initial public offering completed in November 2001.

     Interest expense was $2.6 million, or 5% of net revenues, for the year ended June 30, 2002, compared to $1.3 million, or 5% of net revenues, for the year ended June 30, 2001, and $39,000 or 3% of net revenues for the period from October 7, 1999 (inception) through June 30, 2000. The increase in absolute dollars each year was primarily as a result of funding increased inventory purchases though short-term borrowings. Interest expense incurred during the period ended June 30, 2000 is comprised of interest incurred on promissory notes and through a purchase order funding arrangement with a finance company. The promissory notes were converted to redeemable convertible preferred stock in June 2000.

     Net expense was $38,000 for the year ended June 30, 2002, compared to $18,000 income in the year ended June 30, 2001 and $9,000 income for the period from October 7, 1999 (inception) through June 30, 2000, and comprised exchange gains and losses.

Redeemable convertible preferred stock dividend

     In the year ended June 30, 2001, we recorded a non-cash charge of approximately $5.5 million, or 22% of net revenues, relating to the beneficial conversion feature of shares of our Series C Preferred Stock issued in May 2001.

Net loss attributable to common shareholders

     We incurred a net loss attributable to common stockholders of $15.7 million, $7.1 million and $803,000 for the years ended June 30, 2002 and 2001 and the period from inception through June 30, 2000, respectively.

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

     Net cash used in operating activities was $27.1 million for the year ended June 30, 2002, compared to $10.3 million for the year ended June 30, 2001, and $1.7 million for the period from October 7, 1999 (inception) through June 30, 2000. For these periods, net cash used in operating activities was the result of net losses and increases in operating assets, primarily accounts receivable, inventories, prepaid royalties, capitalized software costs and licensed assets, offset by increases in accruals.

     Net cash used in investing activities was $7.3 million for the year ended June 30, 2002, compared to $2.2 million for the year ended June 30, 2001, and $91,000 for the period from October 7, 1999 (inception) through June 30, 2000. Net cash used in investing activities during the year ended June 30, 2002, consisted primarily of the purchase of short-term investments and property and equipment, and for the comparative periods consisted of the purchase of property and equipment and other assets.

     Net cash provided by financing activities was $36.9 million for the year ended June 30, 2002, compared to $13.7 million for the year ended June 30, 2001, and $2.7 million for the period from October 7, 1999 (inception) through June 30, 2000. Net cash provided by financing activities during the year ended June 30, 2002 comprised mostly net proceeds on the sale of 5.75 million shares of common stock in our initial public offering completed in November 2001, plus the issuance of common stock arising from the exercise of warrants and options, the issuance of common stock under our employee stock purchase plan, offset by net repayments under a finance agreement with a finance company. Net cash provided by financing activities during the year ended June 30, 2001, consisted primarily of the sale of redeemable convertible preferred stock, net borrowings on finance agreements and a line of credit with our bankers. Financing for the period from October 7, 1999 (inception) through June 30, 2000, consisted primarily of the sale of common stock, redeemable convertible preferred stock, promissory notes and net borrowings on finance agreements.

     In October 1999, we issued 580,962 shares of common stock to our principal stockholder at a price of $0.001 per share. Also, in October 1999, we issued 274,950 shares of common stock at $0.11 per share to consultants in exchange for services performed valued at approximately $30,000. In each of November 1999 and January 2000, we issued our principal stockholder convertible promissory notes in the principal amount of $500,000, and in May 2000 issued him an additional convertible promissory note in the principal amount of $47,000 for operating capital. Each note bore interest at 7% per annum with principal and accrued interest due on demand after one year from the date of issuance. Each note was automatically convertible into shares of our Series A Preferred Stock upon the initial closing of our Series A Preferred Stock financing. In June 2000, the notes were converted and our principal stockholder was issued 482,625 shares of our Series A Preferred Stock for $1.0 million; these shares are convertible into 2,268,338 shares of our common stock. In June 2000, inclusive of shares issued to our principal stockholder upon the conversion, we sold and issued 976,220 shares of our Series A Preferred Stock for $2.1 million; at the same time we issued the Series A Preferred Stock, we issued 614,060 shares of our common stock at $0.11 per share for $59,000 in cash and for services valued at $7,000. In December 2000, we sold and issued 294,620 shares of our Series B Preferred Stock for $5.2 million. In May 2001, we sold and issued 245,659 shares of our Series C Preferred Stock for $5.5 million.

     In November 2001 we sold 5.75 million shares of common stock in our initial public offering. At that date, the 976,220 Series A Preferred Stock, 294,620 Series B Preferred Stock, and 245,659 Series C Preferred Stock converted into 7,127,528 shares of our common stock.

     During the year ended June 30, 2002, 20,562 shares of common stock were issued upon exercise of stock options for proceeds of $9,000, 4,956 shares of common stock were issued under the employee share purchase plan for proceeds of $25,000, and a warrant to purchase 141,000 shares of common stock was exercised for proceeds of $529,000.

     In February 2002, we entered into a two year factoring agreement (the “Factoring Agreement”) with a finance company, whereby we assign our North American receivables to the finance company. The finance company is responsible for collecting customer receivables, and upon collection, remits the funds to us, less a service fee. Under the Factoring Agreement, we may obtain advances, subject to the finance company’s discretion, in the form of cash or as collateral for letters of credit, up to a maximum of 75% of outstanding domestic receivables at any point in time.

     Under the terms of the Factoring Agreement, we pay a service fee on all receivables assigned, with a minimum annual fee of $150,000, and interest at prime plus 1% on all cash sums advanced. All fees are included in interest expense. We bear the collection risk on our accounts receivable that are assigned, unless the finance company approves the receivable at the time of assignment, in which case the finance company bears a portion of the risk.

     The finance company has a security interest in our accounts receivable, inventory, fixed assets and intangible assets. As of June 30, 2002, we had $1.4 million in advances outstanding under the Factoring Agreement.

     Prior to entering into the Factoring Agreement, we had entered into a finance agreement (the “Finance Agreement”) with a different finance company, whereby we assigned purchase orders entered into with our customers to the finance company and requested the finance company purchase finished goods to fulfill such customer purchase orders.

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

     Outstanding borrowings under the Finance Agreement were collateralized by our inventories, accounts receivable, fixed assets and intangible assets.

     The Finance Agreement and the factoring line with the affiliate terminated in February 2002, and all outstanding amounts funded were fully repaid. Consequently, the amounts outstanding under the Finance Agreement and the factoring line with the affiliate of the finance company as of June 30, 2002 were zero. The amount outstanding under the Finance Agreement as of June 30, 2001 was $4.2 million.

     As of June 30, 2002, June 30, 2001, and June 30, 2000 we had outstanding letters of credit issued of $2.3 million, $2.0 million, and $0, respectively. We do not expect any material losses to result from these off-balance sheet instruments.

     As of June 30, 2002 we had cash and cash equivalents of $4.7 million and short-term investments of $8.2 million. As of June 30, 2001, we had cash and cash equivalents of $2.2 million and no short-term investments. As of June 30, 2000, we had cash and cash equivalents of $908,000 and no short-term investments.

     We believe that our current cash and cash equivalents, together with cash generated by operations, will be sufficient to meet our anticipated cash requirements though June 30, 2003. If our cash needs exceed our current expectations we may need to raise additional capital through public or private equity offerings or debt financings. If available cash, credit and cash generated from operations is insufficient to satisfy our liquidity requirements and we cannot raise needed funds on acceptable terms or at all, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital may require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

     Capital expenditures were $908,000 for the year ended June 30, 2002, compared to $421,000 for the year ended June 30, 2001, and $91,000 for the period from our inception through June 30, 2000. We did not have any material commitments for capital expenditures at any of those dates.

     Our principal commitments at June 30, 2002 included operating leases, guaranteed royalty payments and contractual marketing commitments. At June 30, 2002, we had commitments to spend $1.9 million under operating leases, prepay $2.5 million for royalties under agreements with various content providers and spend $2.9 million in advertising on the networks and websites of these content providers. Of these amounts, $3.7 million must be paid no later than June 30, 2003. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers.

Critical accounting policies

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was also recently released by the Securities and Exchange Commission and requires all companies include a discussion addressing, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Use of estimates

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These estimates affect the reported amounts of assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. By their nature, these judgments are subject to an inherent degree of uncertainty. The most significant estimates and assumptions relate to revenue recognition, adequacy of allowances for returns and price protection, doubtful accounts receivable, and cooperative advertising, carrying values of inventories, the future recoverability of prepaid royalties, capitalized software costs and licensed assets, and foreign currency translation.

Net revenues

     We derive our revenues from shipment of finished products to our customers. Under certain conditions, we may allow customers to exchange and return our products and from time to time provide price protection or allow returns on certain unsold merchandise in the form of a credit against amounts due from the customer. Net revenues from product sales are reflected after deducting the estimated cost of allowances for returns and price protection as well as discounts given. These estimates are based upon currently known circumstances and historical results. The calculation of net revenues will be affected by many factors, including pricing strategies, the channels through which products are distributed, product maturity, exchange and return provisions and price protection.

     We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, and related interpretations, when persuasive evidence of an arrangement exists, delivery has occurred, the price has been fixed or is determinable and collectibility has been reasonably assured.

     Our sales are typically made on credit, with terms that vary depending upon the customer and other factors. If a sale is made on credit, and a significant portion of the fee is due after our normal payment terms, which are normally 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable and will not recognize revenue until such time as the fee becomes due. While we attempt to carefully monitor the creditworthiness of our customers and distributors, we bear the risk of their inability to pay our receivables and of any delay in payment. If the collectability of a receivable becomes uncertain after revenue has been recognized, we will record an allowance for doubtful accounts against our accounts receivable.

     When we recognize revenue, we account for the estimate of future returns and price protection on the sale, as well as an estimate of cooperative marketing costs on the sale, as allowances against receivables. We continually monitor, reassess and adjust the adequacy of all these allowances, along with the allowance for doubtful accounts, based on known circumstances, historical results, commitments made, anticipated events and anticipated commitments. Adjustments to these allowances will affect the reported amounts of revenues and expenses during the reporting periods the adjustments are made.

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

     Pursuant to a license agreement with a production company, we are obligated to issue 68,738 shares of our common stock after the release of any film for which we elect to produce interactive entertainment software products, up to 10 films or 687,375 shares of common stock. To date, we have elected to produce titles for three films and have issued 68,738 shares under this agreement for an aggregate value of $746,000. We are required to issue these shares when the films are released and will then incur a non-cash charge. If the software product is released after the release of the film, we will amortize the non-cash charge over the life of the product, which is typically between three and six months. If the software product is released prior to the release of the film, we will at each interim period assess whether it is probable that the film will be released and that the value of the shares to be issued is recoverable through future sales of the product to which it relates. If this is probable, the non-cash charge will be amortized to licensed costs over the life of the products. In the alternative, we will expense the non-cash charge at the time of the issuance of the shares if it is not probable that the value of the shares issued is recoverable through future sales of the product to which these shares relate. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on its share price at a future point in time, but they may be substantial. All of the $746,000 non-cash charges on the initial shares issued had been amortized as of June 30, 2002.

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

     In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we incurred a non-cash charge of $86,000. Under the agreement, additional warrants to purchase up to an additional 30,000 shares may be issued, in either multiples of 5,000 or 10,000 shares contingent upon certain future events occurring relating to the development and release of products. Upon issuance of the warrants we will incur an additional non-cash charge. Upon release of the software products on which the warrants are issued, we will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time.

     In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we granted a warrant to purchase up to 200,000 shares of our common stock, of which 15,000 became immediately exercisable upon the signing of the agreement. The remaining 185,000 will only become exercisable, in multiples of either 4,625 or 13,875 shares, upon certain future events occurring relating to the development and release of products. Upon the warrant for 15,000 shares becoming exercisable, we incurred a non-cash charge of $29,000, which will be amortized on a straight-line basis over five years. This amortization commenced in May 2002. We will incur additional non-cash charges as the remaining 185,000 shares become exercisable. Upon release of the software products on which the warrants are exercisable, we will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time.

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

Amortization of deferred stock compensation

     Amortization of deferred stock compensation consists of deferred compensation expenses relating to stock option grants to employees. Deferred compensation represents the difference between the deemed fair market value of our common stock at the grant date and the exercise price of the related stock options. Deferred compensation is represented as a reduction of stockholders’ equity and amortized, using a multiple option award valuation and amortization approach, over the vesting periods of the options, which is generally four years. We expect to amortize $501,000 during fiscal 2003, $232,000 during fiscal 2004 and $56,000 during fiscal 2005.

Other expense, net

     Other expense, net consists mostly of interest expense net of interest income, arising on short-term borrowings. Interest expense includes the amortized fair value of warrants issued to a finance company. We anticipate interest expense will increase in absolute dollar terms as we grow our business.

Inflation

     We do not believe that the relatively moderate rates of inflation experienced in the United States or in a number of foreign countries in which our products are sold over the last three years have had a significant effect on our sales or results of operations. However, we cannot accurately predict the effect of inflation on future operating results.

Exchange rates

     In the year ended June 30, 2002, approximately 90% of net revenues and 85% of cost of revenues and operating expenses were denominated in U.S. dollars. We anticipate that in the 2003 fiscal year these percentages will both continue to exceed 75%. Remaining expenses were mostly denominated in British pounds or the Euro and consequently we are currently exposed to fluctuations in the U.S. Dollar to British Pound and Euro exchange rates. We estimate that a 10% change in foreign exchange rates would have impacted reported annual operating results by less than $500,000 for the year ended June 30, 2002. Accordingly, we have not entered into any hedging arrangements. As we expand our international operations, revenues will be generated and more operating expenses will be incurred in currencies other than the U.S. Dollar, which will increase potential exchange rate risk. We anticipate that we may enter into customary hedging arrangements in the future to reduce this potential risk.

Item 7(a) — Quantitative and qualitative disclosures about market risk

Market risk

     Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

     Interest rate fluctuations. We do not consider our cash and cash equivalents to be subject to interest rate risk due to the short maturities of the instruments in which we have invested. We are exposed to interest rate risk on our product financing arrangement with a finance company. We do not enter into derivative securities or other financial instruments for trading or speculative purposes. We estimate that a 10% change in interest rates would have impacted our results of operations by less than $200,000 for the year ended June 30, 2002.

     Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. Dollar functional currency foreign operations. The functional currency for our foreign operations is the applicable local foreign currency. The translation of the applicable foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The gains or losses resulting from such translation are reported as a separate component of equity as accumulated other comprehensive loss, whereas gains or losses resulting from foreign currency transactions are included in results of operations. We do not engage in hedging activities with respect to foreign exchange rate fluctuations.

Recently issued new accounting pronouncements

     In April 2001, the Emerging Issues Task Force issued No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, which states that consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. In November 2001, the Emerging Issues Task Force issued No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”, which clarifies and modifies certain items discussed in EITF 00-25. The consensus should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. We adopted EITF 00-25 and EITF 01-09 during the year ended June 30, 2002 and we believe the adoption did not have a material impact on our consolidated financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will instead be tested at least annually for impairment. We are required to adopt SFAS No. 142 no later than for our fiscal year beginning July 1, 2002. We do not carry any goodwill or other intangibles on our balance sheet as of June 30, 2002, and therefore the adoption of SFAS No. 142 will not have a material effect on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material effect on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. We will adopt SFAS No. 143 on January 1, 2003. We believe the adoption of this statement will not have an impact on our financial position or operating results.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force issue No. 94-3 (“EITF 94-3”). We are required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans. We have never initiated any restructuring plans, and therefore do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated financial statements.

Item 8 — Consolidated financial statements and supplementary data

     The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Report.

Item 9 — Changes in and disagreements with accountants on accounting and accounting disclosure

     None.

PART III

Item 10 — Directors and executive officers of the registrant

     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

Item 11 — Executive compensation

     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

Item 12 — Security ownership of certain beneficial owners and management

     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

Item 13 — Certain relationships and related transactions

     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

PART IV

Item 14 — Controls and procedures

     There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to management’s evaluation.

Item 15 — Exhibits, financial statement schedules and reports on Form 8-K

(a)	The consolidated financial statements and schedules required to be filed hereunder are indexed on page F-1 hereof.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2002.

(c)	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

3.1(a)	First Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant dated August 15, 2001 (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

3.2	Bylaws of the Registrant (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

3.2(a)	Amendment to Bylaws of the Registrant dated December 28, 2000 (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

3.2(b)	Amendment to Bylaws of Registrant dated June 1, 2001 (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

3.2(c)	Amendment to Bylaws of Registrant dated July 31, 2001 (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

4.1	Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on September 4, 2001).

4.2	Warrant to Purchase Shares of Common Stock between the Registrant and Spyglass Entertainment Group, L.P. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

Exhibit
Number	Description of Exhibit

4.3	Warrant to Purchase Shares of Common Stock dated May 24, 2001 between the Registrant and K&L 2000 LLC (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

4.4	Warrant to Purchase Shares of Common Stock between the Registrant and Transcap Associates, Inc.

4.5	Form of Amended and Restated Warrant to Purchase Shares of Common Stock dated May 24, 2001 between the Registrant and Morgan Keegan & Co., Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on November 13, 2001).

10.1	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

10.2**	License Agreement #13247-SJ dated December 12, 2001 between the Registrant and Warner Bros. Consumer Products (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.3**	License and Option Agreement dated January 14, 2002 between the Registrant, Bam! Entertainment Limited and Aardman Animations Limited (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.4	Factoring Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.5	Letter of Credit and Security Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.6	Trademark Collateral Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.7	Supplement to Factoring or Security Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.8	Lease Agreement dated June 5, 2002 among the Registrant, BAM Entertainment Limited, a subsidiary of the Registrant, and Nairn Developments Limited, regarding Part Ground Floor 124-130 Southwark Street, London.

10.9	Lease Agreement dated June 5, 2002 among the Registrant, BAM Entertainment Limited, a subsidiary of the Registrant, and Nairn Developments Limited, regarding First Floor 124-130 Southwark Street, London.

10.10	Confidential License Agreement for Nintendo GameCube dated November 9, 2001 between the Registrant and Nintendo of America, Inc.

10.11*	Exclusive First Look Agreement dated May 16, 2002 between the Registrant and Southpaw Media Group, Inc.

10.12 — 10.25	[Reserved].

Exhibit
Number	Description of Exhibit

10.26**	Sony PlayStation Licensed Publisher Agreement dated February 2, 2000 between the Registrant and Sony Computer Entertainment America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.27**	Amendment to the Licensed Publisher Agreement dated April 1, 2000 between the Registrant and Sony Computer Entertainment America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.28**	PlayStation 2 Licensed Publisher Agreement dated April 1, 2000 between the Registrant and Sony Computer Entertainment America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.29**	PlayStation 2 Development System Agreement dated August 2, 2000 between the Registrant and Sony Computer Entertainment America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.30**	Licensed Publisher Agreement for Game Boy, Game Boy Color and Game Boy Pocket dated February 18, 2000 between the Registrant and Nintendo of America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.31**	Licensed Publisher Agreement for Nintendo 64 dated February 18, 2000 between the Registrant and Nintendo of America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.32	Confidential License Agreement for Game Boy Advance dated May 21, 2001 between the Registrant and Nintendo of America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.33**	Xbox Publisher License Agreement dated November 28, 2000 between the Registrant and Microsoft Corporation (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.34**	Retail License Agreement #12177-PPG dated March 8, 2000 between the Registrant and Warner Bros. Consumer Products (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.35**	Amendment #1 to Retail License Agreement #12177-PPG dated November 27, 2000 between the Registrant and Warner Bros. Consumer Products (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.36**	License Agreement #12697-DEX dated October 4, 2000 between the Registrant and Warner Bros. Consumer Products (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.37	[Reserved].

10.38	[Reserved].

Exhibit
Number	Description of Exhibit

10.39**	Exclusive Output Agreement dated April 7, 2000 between the Registrant and Franchise Films, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.40	First Amendment to Exclusive Output Agreement dated April 2001 between the Registrant and Franchise Films, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on September 4, 2001).

10.41**	License Agreement dated July 12, 2000 between the Registrant and Time, Inc. for its Sports Illustrated for Kids division (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.42**	Exclusive Output Agreement dated October 25, 2000 between the Registrant and Spyglass Entertainment Group, L.P. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.43	Office Lease dated November 15, 1999 between the Registrant and Macanan Investments, L.P. First Amendment to Office Lease dated March 29, 2002 between the Registrant and Macanan Investments L.P. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.43(a)	First Amendment to Office Lease dated July 31, 2001 between the Registrant and Macanan Investments L.P. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

10.43(b)	First Amendment to Office Lease dated March 29, 2002 between the Registrant and Macanan Investments L.P. (incorporated by reference to Exhibit No. 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.44	Amended and Restated Employment Agreement dated as of October 1, 1999 between the Registrant and Raymond C. Musci.

10.45	Amended and Restated Employment Agreement dated as of July 1, 2000 between the Registrant and Anthony R. Williams.

10.46	Executive Employment Agreement dated January 21, 2002 between the Registrant and Bernard Stolar.

10.47	Executive Employment Agreement dated March 5, 2002 between the Registrant and Yves Legris.

10.48	Agreement for Chairman of Board of Directors dated June 7, 2001 between the Registrant and Robert W. Holmes, Jr. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

10.49	2001 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

10.49(a)	Amendment No. 1 to 2001 Employee Stock Purchase Plan.

10.50**	Software Distribution Agreement dated February 21, 2001 between BAM Entertainment Limited, a subsidiary of the Registrant, and Ubi Soft Entertainment, S.A. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

Exhibit
Number	Description of Exhibit

10.51**	Amendment to Software Distribution Agreement dated April 23, 2001 between BAM Entertainment Limited, a subsidiary of the Registrant, and Ubi Soft Entertainment, S.A. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

10.52**	Distribution Agreement dated July 31, 2001 between BAM Entertainment Limited, a subsidiary of the Registrant, and Ubi Soft Entertainment, S.A. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

10.53	[Reserved].

10.54	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on November 13, 2001).

10.54(a)	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.54 with the Registrant.

21.1	List of Registrant’s Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of attorney (included on signature page).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Registrant has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The Registrant has filed separately with its application a copy of the exhibit including all confidential information, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

**	Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain information in the exhibit pursuant to either Rule 406 of the Securities Act of 1933 or Rule 24b-2 of the Securities Exchange Act of 1934, as the case may be. Such information was omitted from the filing and filed separately with the Secretary of the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on September 5, 2002.

BAM! ENTERTAINMENT, INC.

By:	/S/ RAYMOND C. MUSCI Raymond C. Musci Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RAYMOND C. MUSCI Raymond C. Musci	Chief Executive Officer, and Director (Principal Executive Officer)	September 5, 2002

/S/ ANTHONY R. WILLIAMS Anthony R. Williams	Vice Chairman of the Board	September 5, 2002

/S/ STEPHEN M. AMBLER Stephen M. Ambler	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	September 5, 2002

/S/ ROBERT W. HOLMES, JR. Robert W. Holmes, Jr.	Chairman of the Board	September 5, 2002

/S/ GEORGE M. SUNDHEIM, III George M. Sundheim, III	Director	September 5, 2002

Mark Dyne	Director

/S/ DAVID E. TOBIN David E. Tobin	Director	September 5, 2002

/S/ ANTHONY G. WILLIAMS Anthony G. Williams	Director	September 5, 2002

/S/ STEVEN J. MASSARSKY Steven J. Massarsky	Director	September 5, 2002

/S/ ROBERT T. SLEZAK Robert T. Slezak	Director	September 5, 2002

CERTIFICATIONS

     I, Raymond C. Musci, certify that:

     1.     I have reviewed this annual report on Form 10-K of BAM! Entertainment, Inc.

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 5, 2002

/s/ RAYMOND C. MUSCI Raymond C. Musci Chief Executive Officer

     I, Stephen M. Ambler, certify that:

     1.     I have reviewed this annual report on Form 10-K of BAM! Entertainment, Inc.

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 5, 2002

/s/ STEPHEN M. AMBLER Stephen M. Ambler Chief Financial Officer and Vice President of Finance

BAM! Entertainment, Inc.
Index to Consolidated Financial Statements

Page

Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of June 30, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended June 30, 2002 and June 30, 2001, and the period from October 7, 1999 (inception) through June 30, 2000	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended June 30, 2002 and June 30, 2001, and the period from October 7, 1999 (inception) through June 30, 2000
F-5
Consolidated Statements of Cash Flows for the years ended June 30, 2002 and June 30, 2001, and the period from October 7, 1999 (inception) through June 30, 2000	F-6
Notes to Consolidated Financial Statements	F-7
Schedule II — Valuation and qualifying accounts	S-1

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
BAM! Entertainment, Inc.:

     We have audited the accompanying consolidated balance sheets of BAM! Entertainment, Inc. and its subsidiaries (the “Company”) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the years ended June, 30, 2002 and 2001 and the period from October 7, 1999 (inception) through June 30, 2000. Our audits also included the financial statement schedule listed in item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended June, 30, 2002 and 2001 and the period from October 7, 1999 (inception) through June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present, fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
San Jose, California
August 26, 2002

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,726	$2,170
Short-term investments	8,185	—
Accounts receivable, net of allowance of $3,720 and $1,163 as of June 30, 2002 and 2001, respectively	10,183	7,372
Inventories	3,945	1,463
Prepaid royalties, capitalized software costs and licensed assets, net	12,858	5,924
Prepaid expenses and other	2,539	393

Total current assets	42,436	17,322
Prepaid royalties, capitalized software and licensed assets, net of current portion	5,467	1,545
Property and equipment, net	987	395
Long-term receivable, net of allowance of $1,080 and $0 as of June 30, 2002 and 2001, respectively	547	—
Other assets	30	1,730

Total assets	$49,467	$20,992

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable — trade	$4,755	$1,489
Short-term borrowings	1,359	4,164
Royalties payable	528	310
Accrued compensation and related benefits	972	1,026
Accrued software costs	1,488	781
Accrued expenses — other	1,509	562

Total current liabilities	10,611	8,332
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock, $0.001 par value; shares authorized:
10,000,000; shares issued and outstanding: 0 and 1,516,499 as of June 30, 2002 and 2001, respectively	—	17,329
Stockholders’ equity (deficit):
Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 14,582,756 and 1,538,710 as of June 30, 2002 and 2001, respectively	15	1
Additional paid-in capital	62,988	5,375
Deferred stock compensation	(789)	(2,096)
Accumulated deficit	(23,618)	(7,945)
Accumulated other comprehensive income (loss)	260	(4)

Total stockholders’ equity (deficit)	38,856	(4,669)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$49,467	$20,992

     See notes to consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

			Period from
	Year ended		October 7, 1999
	June 30,		(inception)
			through June 30,
	2002	2001	2000

Net revenues	$50,734	$25,351	$1,377
Costs and expenses:
Cost of revenues
Cost of goods sold	29,826	14,827	807
Royalties, software costs, license costs, and project abandonment	12,794	2,898	248

Total cost of revenues	42,620	17,725	1,055
Research and development (exclusive of amortization of deferred stock compensation)	2,519	1,073	260
Sales and marketing (exclusive of amortization of deferred stock compensation)	11,473	4,292	132
General and administrative (exclusive of amortization of deferred stock compensation)	6,293	1,996	711
Amortization of deferred stock compensation*	1,223	618	—

Total costs and expenses	64,128	25,704	2,158

Loss from operations	(13,394)	(353)	(781)
Interest income	328	58	8
Interest expense	(2,569)	(1,325)	(39)
Other income (expense)	(38)	18	9

Net loss	(15,673)	(1,602)	(803)
Redeemable convertible preferred stock dividend	—	(5,540)	—

Net loss attributable to common stockholders	$(15,673)	$(7,142)	$(803)

Net loss attributable to common stockholders per share:
Basic and diluted	$(1.65)	$(4.82)	$(0.96)

Shares used in computation:
Basic and diluted	9,503	1,482	834

*Amortization of deferred stock compensation:
Research and development	$126	$72	$—
Sales and marketing	70	28	—
General and administrative	1,027	518	—

	$1,223	$618	$—

     See notes to consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

(in thousands, except share amounts)

							Accumulated	Total
	Common stock		Additional	Receivable	Deferred		other	stockholders'	Total
			paid-in	from	stock	Accumulated	comprehensive	equity	comprehensive
	Shares	Amount	capital	stockholder	compensation	deficit	income (loss)	(deficit)	loss

Issuance of common stock for note receivable	580,962	$—	$1	$(1)	$—	$—	$—	$—
Issuance of common stock for services	343,683	—	37	—	—	—	—	37
Sale of common stock	545,327	1	59	—	—	—	—	60
Net loss and comprehensive Loss	—	—	—	—	—	(803)	—	(803)	$(803)

Balance, June 30, 2000	1,469,972	1	97	(1)	—	(803)	—	(706)
Issuance of common stock in connection with a license agreement	68,738	—	746	—	—	—	—	746
Issuance of common stock warrants in connection with a license agreement	—	—	910	—	—	—	—	910
Issuance of common stock warrants to a service provider in connection with Series B redeemable convertible preferred stock	—	—	283	—	—	—	—	283
Issuance of common stock warrants to a service provider in connection with Series C redeemable convertible preferred stock	—	—	159	—	—	—	—	159
Issuance of common stock warrants to a service provider in connection with a proposed initial public offering	—	—	456	—	—	—	—	456
Issuance of stock options to consultant	—	—	10	—		—	—	10
Deferred stock compensation	—	—	2,714	—	(2,714)	—	—	—
Collection of note receivable From stockholder	—	—	—	1	—	—	—	1
Amortization of deferred stock compensation	—	—	—	—	618	—	—	618
Net loss	—	—	—	—	—	(1,602)	—	(1,602)	(1,602)
Redeemable convertible preferred stock dividend	—	—	—	—	—	(5,540)	—	(5,540)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(4)	(4)	(4)

Comprehensive loss	—	—	—	—	—	—	—	—	$(1,606)

Balance, June 30, 2001	1,538,710	1	5,375	—	(2,096)	(7,945)	(4)	(4,669)
Issuance of common stock in initial public offering, net of issuance costs of $6.8 million	5,750,000	6	39,151	—	—	—	—	39,157
Conversion of preferred stock upon completion of initial public offering	7,127,528	7	17,322	—	—	—	—	17,329
Exercise of stock options	20,562	—	9	—	—	—	—	9
Issuance of common stock under employee stock purchase plan	4,956	—	25	—	—	—	—	25
Issuance of common stock from exercise of warrants	141,000	1	528	—	—	—	—	529
Issuance of stock options to consultant	—	—	62	—	—	—	—	62
Issuance of common stock warrants in connection with a license agreement	—	—	86	—	—	—	—	86
Issuance of common stock warrants in connection with a license agreement	—	—	29	—	—	—	—	29
Deferred stock compensation	—	—	129	—	(129)	—	—	—
Deferred stock compensation credit on cancellations	—	—	(213)	—	129	—	—	(84)
Amortization of deferred stock compensation	—	—	—	—	1,307	—	—	1,307
Issuance of common stock warrants to a service provider in connection with a finance agreement	—	—	485	—	—	—	—	485
Net loss	—	—	—	—	—	(15,673)	—	(15,673)	(15,673)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	264	264	264

Comprehensive loss	—	—	—	—	—	—	—	—	$(15,409)

Balance, June 30, 2002	14,582,756	$15	$62,988	$—	$(789)	$(23,618)	$260	$38,856

     See notes to consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

			Period from
	Year ended		October 7, 1999
	June 30,		(inception)
			through June 30,
	2002	2001	2000

Cash flows from operating activities:
Net loss	$(15,673)	$(1,602)	$(803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,137	1,859	12
Provision for bad debts, sales returns, price protection and cooperative advertising	14,660	1,989	77
Consulting services performed in exchange for common stock and options	62	10	37
Consulting services performed in exchange for redeemable convertible preferred stock	—	—	96
Other	—	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	(17,752)	(8,062)	(1,376)
Inventories	(1,958)	(1,457)	(6)
Prepaid expenses and other	(1,744)	115	(52)
Prepaid royalties, capitalized software costs and licensed assets	(21,854)	(6,581)	(368)
Accounts payable — trade	2,437	1,371	118
Royalties payable	176	62	248
Accrued compensation and related benefits	(54)	805	221
Accrued software costs	687	781	—
Accrued expenses — other	742	444	118

Net cash used in operating activities	(27,134)	(10,270)	(1,678)

Cash flows from investing activities:
Purchase of property and equipment	(908)	(421)	(91)
Purchase of short-term investments	(8,133)	—	—
Decrease (increase) in other assets	1,700	(1,730)	—

Net cash used in investing activities:	(7,341)	(2,151)	(91)

Cash flows from financing activities:
Net proceeds from issuance of common stock in initial public offering	39,157	—	—
Advances under short-term borrowings	20,322	14,912	610
Repayments of short-term borrowings	(23,127)	(11,358)	—
Net proceeds from exercise of warrants	529	—	—
Net proceeds from issuance of stock under employee stock purchase plan	25	—	—
Net proceeds from exercise of common stock options	9	—	—
Net proceeds from issuance of redeemable convertible preferred stock	—	10,128	960
Collection of note receivable from stockholder	—	1	—
Net proceeds from issuance of promissory note	—	—	1,047
Net proceeds from issuance of common stock	—	—	60

Net cash provided by financing activities	36,915	13,683	2,677

Net increase in cash and cash equivalents	2,440	1,262	908
Net effect on cash and cash equivalents from change in exchange rates	116	—	—
Cash and cash equivalents, beginning of period	2,170	908	—

Cash and cash equivalents, end of period	$4,726	$2,170	$908

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$2,069	$1,325	$39

Noncash investing and financing activities:
Conversion of redeemable convertible preferred stock	$17,329	$—	$—

Issuance of common stock in connection with a finance agreement	$485	$—	$—

Issuance of common stock warrants in connection with license agreements	$115	$910	$—

Unrealized gain on available-for-sale marketable securities	$52	$—	$—

Deferred stock compensation, net of cancellations	$(84)	$2,714	$—

Issuance of common stock in connection with a license agreement	$—	$746	$—

Issuance of common stock warrants in connection with a proposed initial public offering	$—	$456	$—

Issuance of common stock warrants in connection with redeemable convertible preferred stock	$—	$442	$—

Issuance of common stock for promissory notes	$—	$—	$1

Conversion of promissory notes to redeemable convertible preferred stock	$—	$—	$1,047

     See notes to consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2002 and 2001, and for the period from October 7,
1999 (inception) through June 30, 2000.

1. Organization and Summary of Significant Accounting Policies

     Organization and Business — BAM! Entertainment, Inc. and subsidiaries (the “Company”) is a developer and publisher of interactive entertainment software products for popular interactive entertainment hardware platforms and personal computers. The Company licenses popular properties that have consumer recognition and appeal from a wide variety of sources and publishes software based on their motion picture, television, sports and cartoon character properties. The Company sells its software to mass merchandisers and independent distributors.

     Principles of Consolidation — The consolidated financial statements include the Company and its wholly-owned subsidiaries in the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

     Stock Split — In May 2000, the Company effected a reverse common stock split of 0.195 to one with an adjusted par value of $0.001. On August 15, 2001, the Company effected a common stock split of 4.7 to one with an adjusted par value of $0.001 and increased the number of authorized shares of common stock to 100,000,000 shares and preferred stock to 10,000,000 shares. All common share and per share amounts in these consolidated financial statements have been adjusted to give effect to these stock splits.

     Foreign Currency Translation — The functional currency for the Company’s foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The gains or losses resulting from such translation are reported as a separate component of equity as accumulated other comprehensive income (loss), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to: allowances for price protection, uncollectible accounts receivable, sales returns and cooperative advertising; inventory valuations; recoverability of prepaid royalties, capitalized software costs and licensed assets; depreciation and amortization; taxes and contingencies. Actual results could differ from those estimates.

     Certain Significant Risks and Uncertainties — The Company has experienced recurring net losses through the year ended June 30, 2002. Net losses for the years ended June 30, 2002 and 2001 and for the period from October 7, 1999 (inception) through June 30, 2000 were $15,673,000, $1,602,000, and $803,000, respectively. At June 30, 2002 the Company had an accumulated deficit of $23,618,000. Continued negative cash flows create uncertainty about the Company’s ability to implement its operating plan. In addition, current market conditions present uncertainty as to the ability of the Company to secure financing, if needed, and to reach profitability. If cash and cash equivalents and short-term investments, together with cash generated from operations are insufficient to satisfy the Company’s liquidity requirements, the Company may seek to raise additional financing or reduce the scope of its planned product development and marketing efforts. However, there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to the ability of the Company to achieve positive cash flow from operations. Although there is uncertainty, management believes its cash and cash equivalents and short-term investments, together with cash generated form operations are sufficient to meet its anticipated needs for working capital and capital expenditures at least through June 30, 2003.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held with financial institutions and consist primarily of cash in bank accounts. The Company generates revenue primarily from large retailers in the United States and generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for estimated potential bad debt losses.

     The Company participates in a dynamic high-technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; competitive pressures in the form of new and more popular products by competitors; changes in the overall demand by customers and consumers for products offered by the Company; unexpected quantities of product returns and price protection allowances; changes in certain strategic relationships or customer relationships; the loss of significant customers; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; the inability to procure the necessary third-party licenses or proprietary software needed to develop its products; risks associated with changes in domestic and international economic and/or political conditions or regulations; risks associated with regulation within the industry; availability of necessary product components; the Company’s ability to attract and retain employees necessary to support its growth; the Company’s reliance on senior management; the Company’s limited operating history; inability to manage the growth of the business; delays and cost overruns on products under development; risks associated with development of products by third-party developers; failure to anticipate changing consumer preferences; dependence on hardware manufacturers for the provision of the platforms necessary to generate revenue; the Company’s inability to protect its proprietary rights or to avoid claims from other companies; short product life cycles; and the reliance on platform manufacturers in manufacturing the Company’s products.

     Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with maturities at the date of purchase of three months or less to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair market value due to their short maturities.

     Short-term investments — The Company invests excess cash in what the Company believes to be high quality and easily marketable instruments to ensure that cash is readily available for use in its current operations. Accordingly, all marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115. All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss). Unrealized holding gains on the portfolio as of June 30, 2002 were $52,000.

     Inventories — Inventories, which consist of finished goods, are stated at the lower of cost (based upon the first-in, first-out method) or market value. The Company estimates the net realizable value of slow moving inventories on a product-by-product basis and charges the excess of cost over net realizable value to cost of revenues.

     Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three years.

     Prepaid Royalties, Capitalized Software Costs and Licensed Assets — Advance royalty payments for intellectual property licenses are capitalized and recorded as prepaid royalties. Royalty payments for intellectual property licenses are classified as current assets to the extent they relate to anticipated sales during the subsequent year and long-term assets if the sales are anticipated after one year. Royalty payments are based on sales and royalties are generally payable on a quarterly basis. Prepaid royalties are amortized to cost of revenues commencing upon the product release at the greater of the contractual royalty rate based on actual product sales, or the ratio of current revenues to total projected revenues. The Company evaluates the future recoverability of prepaid royalties on a quarterly basis and expenses them to costs of revenue if and when they are deemed unrecoverable.

     The Company utilizes both independent software developers (who are paid advances against future royalties) and internal development teams to develop its software. The Company accounts for prepaid royalties relating to development agreements and capitalized software costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Payments made to independent software developers under development agreements are capitalized to software development costs once technological feasibility is established or if the development costs have an alternative future use. Prior to establishing technological feasibility, software development costs are expensed to research and development and to cost of revenues subsequent to technological feasibility. Internal development costs are capitalized to software development costs once technological feasibility is established. Technological feasibility is evaluated on a product-by-product basis. For products where proven game engine technology exists, this may occur early in the development cycle.

     Commencing upon product release, capitalized software development costs are amortized to “royalties, software costs, license costs and project abandonment.” Software development costs are expensed if and when they are deemed unrecoverable. The following criteria are used to evaluate recoverability of software development costs: the commercial acceptance of prior products released on a given hardware platform; orders for a product prior to its release; and actual development costs of a product as compared to forward-looking projections. Amortization of such costs is based on the greater of the proportion of current revenues to total projected revenues, or the straight-line method over the estimated product life (generally three to six months). The Company evaluates the future recoverability of capitalized amounts on a quarterly basis. Research and development costs are expensed as incurred.

     Fair Value of Financial Instruments — The Company’s financial instruments include cash equivalents, short-term investments and short-term debt. Cash equivalents and short term-investments are stated at fair market value, based on quoted market prices. The recorded carrying amount of the Company’s short-term debt approximates fair value since such debt instruments bear interest at rates which approximate market rates.

     Long-Lived Assets — The Company evaluates long-lived assets, such as property and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, as defined in SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Long- Lived Assets To Be Disposed Of.

     Income Taxes — The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, and operating loss and other tax credit carryforwards measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized in the future.

     Stock-Based Compensation — The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and to nonemployees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     Redeemable Convertible Preferred Stock Dividend — Beneficial conversion charges arise in connection with financing arrangements where the Company has issued redeemable convertible preferred stock at a discount to the deemed fair market value of the common stock of the Company at the commitment date, which is generally the date of issuance. Depending on the nature and purpose of the arrangement, the Company values the beneficial conversion feature by subtracting the related effective conversion price from the deemed fair value of the Company’s common stock, and then multiplying the difference by the number of shares of common stock that would be issued upon conversion. The value of the beneficial conversion feature is limited to the relative fair value of the converted instrument. The Company records as a deduction of stockholders’ equity the value of the beneficial conversion feature and accretes this value over the expected period that the redeemable convertible preferred stock becomes convertible.

     Revenue Recognition — The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, and related interpretations, when persuasive evidence of an arrangement exists, delivery has occurred, the price has been fixed or is determinable and collectibility has been reasonably assured. This occurs when finished goods in the form of software on a cartridge, CD-ROM or similar media are shipped to the customer.

     Under certain conditions, we may allow customers to exchange and return our products and from time to time provide price protection or allow returns on certain unsold merchandise in the form of a credit against amounts due from the customer. On a product by product basis, revenue from product sales is reflected net of the allowance for returns and price protection. The Company estimates the amount of future returns, and price protection based upon current known circumstances and historical results.

     Cost of Revenues — Cost of revenues includes manufacturing costs of the finished goods, freight, inventory management costs, royalties incurred, software amortization and amortization of non-cash charges related to warrants and rights to acquire common stock issued to production companies.

     Advertising — Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media companies which are deferred and charged to expense as the airtime or advertising space is used for the first time. Advertising costs were $5,701,000, $2,160,000 and $54,000 for the years ended June 30, 2002 and 2001, and the period from October 7, 1999 (inception) through June 30, 2000 respectively.

     Net Loss per Share — Basic earnings/(loss) per share (EPS) excludes dilution and is computed by dividing net earnings/(loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period excluding the weighted average common shares subject to repurchase. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (redeemable convertible preferred stock, common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

     Comprehensive Income (Loss) — In fiscal 2000, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. Comprehensive income (loss) for the years ended June 30, 2002 and 2001, and the period from October 7, 1999 (inception) through June 30 have been disclosed within the statement of stockholders’ equity (deficit).

     Recently Adopted and Issued Accounting Pronouncements — In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 was effective for the Company beginning in the first quarter of fiscal year 2001. The Company adopted SFAS No. 133 on July 1, 2001 and the adoption did not have a significant impact on the Company’s consolidated financial statements during the year ended June 30, 2001.

     In April 2001, the Emerging Issues Task Force issued No. 00-25 (“EITF 00-25”), Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, which states that consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. In November 2001, the Emerging Issues Task Force issued No. 01-09 (“EITF 01-09”), Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which clarifies and modifies certain items discussed in EITF 00-25. The consensus for both EITF 00-25 and EITF 01-09 should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company adopted EITF 00-25 and EITF 01-09 during the year ended June 30, 2002 and the adoption did not have a material impact on our consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will instead be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 no later than for its fiscal year beginning July 1, 2002. The Company does not carry any goodwill or other intangibles on its balance sheet as of June 30, 2002, and therefore the adoption of SFAS No. 142 will not have a material effect on the Company’s consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. The Company will adopt SFAS No. 143 on January 1, 2003. The Company believes the adoption of this statement will not have an impact on its financial position or operating results.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material effect on its consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force issue No. 94-3 (“EITF 94-3”). The Company is required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans.

2. Short-term investments

     The Company has classified all of its short-term investments as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The Company’s short-term investments comprise U.S. Government Securities of $3,402,000, Corporate Notes of $1,058,000 and Foreign Debt Securities of $3,725,000 at June 30, 2002, with original maturities ranging between 90 days and two years.

3. Prepaid Royalties, Capitalized Software Costs and Licensed Assets

     Prepaid royalties, capitalized software costs and licensed assets consisted of the following at June 30:

	2002	2001

	(in thousands)
Prepaid royalties	$2,847	$1,181
Capitalized software costs	14,573	4,681
Licensed assets	905	1,607

	18,325	7,469
Less current portion:
Prepaid royalties	(1,007)	(1,181)
Capitalized software costs	(11,496)	(3,926)
Licensed assets	(355)	(817)

	(12,858)	(5,924)

Long term portion	$5,467	$1,545

     During the years ended June 30, 2002 and 2001, and the period from October 7, 1999 (inception) through June 30, 2000, the Company amortized $9,600,000, $954,000 and $0 respectively, of capitalized software costs, and recorded $695,000, $134,000 and $0, respectively, of capitalized software costs and impaired prepaid royalties as part of project abandonment costs.

4. Property and Equipment, Net

     Property and equipment consisted of the following at June 30:

	2002	2001

	(in thousands)
Furniture, equipment and leasehold improvements	$530	$145
Computer equipment	678	305
Computer software	213	62

	1,421	512
Less accumulated depreciation and amortization:	(434)	(117)

Total property and equipment, net	$987	$395

5. Long-term receivable

     On January 22, 2002 Kmart, a customer of the Company, filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. On January 22, 2002 the Company had an accounts receivable balance from Kmart of $1.7 million. The Company is an unsecured creditor, and as such is at risk of not recovering in full its accounts receivable balance. Accordingly, the Company has recorded an allowance against the receivable. Kmart has stated that at earliest it will complete its reorganization in 2003. Accordingly, the Company has classified the receivable, net of an allowance of $1,080,000 as a long-term asset. At June 30, 2002 the Company reevaluated the allowance and believes that the level of the reserves are appropriate. Subsequent to January 22, 2002 Kmart arranged debtor-in-possession financing and the Company has sold product to Kmart under this arrangement. Accounts receivables under this financing are classified as part of accounts receivable in current assets.

6. Other Assets

     Other assets at June 30, 2002 comprise rent deposits of $30,000. Other assets at June 30, 2001 comprise issuance costs in connection with the Company’s initial public offering of $1,730,000 and was reclassified to shareholders’ equity during the year ended June 30, 2002 upon the initial public offering’s completion.

7. Short-term borrowings

Financing Agreement

     In February 2002, the Company entered into a two year factoring agreement (the “Agreement”) with a finance company, whereby the Company assigns its North American receivables to the finance company. The finance company is responsible for collecting customer receivables, and upon collection, remits the funds to the Company, less a service fee. Under the Agreement, the Company may obtain advances, subject to the finance company’s discretion, in the form of cash or as collateral for letters of credits, up to a maximum of 75% of outstanding domestic receivables at any point in time.

     Under the terms of the Agreement, the Company pays a service fee on all receivables assigned, with a minimum annual fee of $150,000, and interest at prime plus 1% on all cash sums advanced. All fees are included in interest expense. The Company bears the collection risk on its accounts receivable that are assigned, unless the finance company approves the receivable at the time of assignment, in which case the finance company bears a portion of the risk.

     The finance company has a security interest in the Company’s accounts receivable, inventory, fixed assets and intangible assets. As of June 30, 2002, the Company had advances of $1,359,000 outstanding under the Agreement.

     Prior to entering into the Agreement, the Company had entered into a master purchase order assignment agreement (the “Finance Agreement”) with a different finance company, whereby the Company assigned purchase orders entered into with its customers to the finance company and requested the finance company purchase finished goods to fulfill such customer purchase orders.

     The Finance Agreement, entered into in February 2000, specified that the finance company’s funding commitment with respect to a customer purchase order should not exceed 60% of the retail purchase order price. Under the Finance Agreement the finance company’s aggregate outstanding funding (i.e., advance of funds or purchase of finished goods to fulfill customer purchase orders) was limited to $5.0 million. The Company was responsible for collecting customer receivables, bore the risk of loss on all uncollectible accounts, and was required to remit customer receipts directly to the finance company up to the amounts funded by the finance company. The Company retained collections in excess of the amounts funded by the finance company.

     Under the initial terms of the Finance Agreement, the Company was required to pay the finance company’s expenses under the contract, a deal fee (consisting of a transaction and initiation fee equal to 5.0% of the face amounts of letters of credit issued or other funds advanced by the finance company), a daily maintenance fee of 0.067%, a materials advance fee at prime rate plus 4.0% and a late payment fee where applicable; all of which are included in interest expense.

     In August 2001, the Company amended the Finance Agreement, initially increasing the aggregate outstanding funding amount to $10.0 million, and then decreasing the transaction and initiation fee to 3% until the earlier of the termination of the agreement or December 31, 2001, if the Company’s initial public offering had not occurred by that date. The Company completed its initial public offering in November 2001. In connection with this latter amendment and the execution of a $7.0 million factoring arrangement with an affiliate of the finance company, the Company issued a warrant to the finance company to purchase 100,000 shares at an exercise price equal to the initial public offering price of $8 per share. See also Note 8.

     Upon the signing of the Finance Agreement, the Company paid the finance company a security deposit of $90,000. An extension payment of $50,000 was made when the contract was amended in December 2000, and a further amendment fee of $120,000 was incurred when the contract was amended in August 2001. These costs were recorded as interest expense.

     The Finance Agreement and the factoring line with the affiliate terminated in February 2002, and all outstanding amounts funded were fully repaid. The amounts outstanding under the Finance Agreement and the factoring line with the affiliate of the finance company as of June 30, 2002 and 2001 were $0 and $4,164,000, respectively.

     Outstanding borrowings under the above Finance Agreement were collateralized by inventories, accounts receivable, fixed assets and intangible assets of the Company.

     As of June 30, 2002 and June 30, 2001, the Company had outstanding letters of credit issued on their behalf of $2,286,000 and $2,019,000 respectively. Management does not expect any material losses to result from these off-balance sheet instruments.

Line of Credit

     In November 2000, the Company entered into a short-term revolving line of credit with a bank under which it could borrow up to $1,000,000. In May 2001 all sums borrowed were repaid and the line of credit was closed. Sums borrowed under the line were secured by restricted cash held in a money market account with the same bank, and interest was payable on sums borrowed at the bank’s base rate, plus 3%.

8. Redeemable Convertible Preferred Stock and Common Stock

Redeemable Convertible Preferred Stock

     Under the Company’s certificate of incorporation, as amended on August 15, 2001, the Company is authorized to issue 10,000,000 shares of redeemable convertible preferred stock. The Company issued 976,220 shares of Series A redeemable convertible preferred stock on June 30, 2000 for cash, services and through the conversion of promissory notes. On December 28, 2000, the Company issued 294,620 shares of Series B redeemable convertible preferred stock and on May 24, 2001, the Company issued 245,659 shares of Series C redeemable convertible preferred stock. Upon completion of the Company’s initial public offering in November 2001, each outstanding share of the Company’s issued redeemable convertible preferred stock automatically converted into 4.7 shares of the Company’s common stock.

Common Stock

     In October 1999, the Company issued 580,962 shares of common stock to its founder in exchange for a note receivable from the founder. Also in October 1999, the Company issued 274,950 shares at $0.11 per share to consultants in exchange for services performed valued at $30,000.

     In June 2000, an additional 614,060 shares were issued at $0.11 per share in exchange for cash of $59,000 and services valued at $7,000.

     As discussed in Note 15, in April 2001, the Company issued 68,738 shares of common stock pursuant to a license agreement with a production company. The Company was obligated to issue 68,738 shares of common stock as one of the films for which the Company elected to produce software products was released by the production company. The Company capitalized the cost of this issuance at the fair market value of the common stock, equal to $746,000, and amortized this full amount to royalties, software costs, license costs and project abandonment during the year ended June 30, 2002.

     In November 2001, the Company completed its initial public offering, selling 5,750,000 common shares at $8.00 per share. Upon the closing, each outstanding share of the Company’s redeemable convertible preferred stock automatically converted into 4.7 shares of the Company’s common stock, resulting in the issuance of 7,127,528 shares of common stock.

     During the year ended June 30, 2002, 20,562 shares of the Company’s common stock were issued upon exercise of stock options, 4,956 shares of common stock were issued under the Company’s employee share purchase plan, and 141,000 shares of the Company’s common stock were issued upon exercise of a warrant.

Warrants

     Warrants to purchase a total of 853,450 and 674,450 shares of common stock were outstanding as of June 30, 2002 and June 30, 2001, respectively.

     Under an agreement (the “Agreement”) entered into with a production company during October 2000, the Company obtained the exclusive right of first refusal, for a period of five years, to develop products based on films produced by the production company and to distribute them worldwide. In addition, the production company will provide the Company with free access to any publicity materials it prepares. In exchange for these rights, the Company will have to pay royalties to the production company calculated as a percentage of sales of the developed products. Also, in connection with the Agreement the Company issued the production company warrants to purchase 470,000 shares of common stock at an exercise price of $1.06 per share. The warrants expire in September 2006. Under the warrant agreement, 50% of the warrants became vested and exercisable upon execution of the Agreement, while the remaining warrants became vested in equal portions in December 2000, representing the dates on which the production company delivered, in accordance with the Agreement, written notice that a specific film will be available to be exploited by the Company and when the Company exercised its right of first refusal for another film under the Agreement. The fair value of these warrants at the grant date was estimated to be $708,000, using the Black-Scholes option pricing model with the following assumptions: expected term equal to six years; risk-free interest rate of 5.8%; volatility of 95%; and no dividends during the expected term. Of this amount $354,000 relates to 50% of the warrants that vested upon execution of the Agreement and will be amortized on a straight-line basis over the five-year term of the Agreement. The fair value of the remaining 50% of the warrants has been estimated at the date of vesting using the Black-Scholes option pricing model with the following assumptions: expected term equal to six years; risk-free interest rate of 5.0%; volatility of 95%; and no dividends during the expected term. In December 2000, when the remaining warrants vested, the fair value of the remaining 50% of the warrants of $556,000 was capitalized to prepaid royalties, capitalized software costs and licensed assets and will be amortized over the life of the products (generally between three and six months) to which it relates when these products are released. During the years ended June 30, 2002, and June 30, 2001, $71,000 and $48,000, respectively, was amortized to royalties, software costs, license costs, and project abandonment.

     In connection with the Series B redeemable convertible preferred stock offering, the Company issued warrants to a service provider to purchase 141,000 shares of its common stock at an exercise price of $3.76 per share. The warrants expired on the earlier of either (i) December 2003, (ii) upon the completion of a public offering of common stock with aggregate proceeds greater than $15,000,000 and at a price per share not less than $15.96 per share or (iii) upon the completion of a subsequent private equity financing or in the event of a change in control, sale or disposition of substantially all of the Company’s assets or recapitalization, reclassification or reorganization of the Company’s stock resulting in aggregate proceeds greater than $10,000,000 and at a price per share not less than $7.45 per share. The value of these warrants at the grant date was estimated using the Black-Scholes option pricing model with the following assumptions: expected term equal to three years; risk-free interest rate of 5.1%; volatility of 95%; and no dividends during the expected term. The fair value of these warrants of $283,000 was recorded as an issuance cost against the proceeds of the Series B redeemable convertible preferred stock offering. The warrant was exercised during the year ended June 30, 2002.

     In connection with the Series C redeemable convertible preferred stock offering, the Company issued warrants to a service provider to purchase 16,450 shares of its common stock at an exercise price of $4.80 per share. In November 2001, this warrant was amended to increase the exercise price to $16.50 per share. The warrants expire in May 2006. The value of these warrants at the grant date was estimated using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 5.1%; volatility of 95%; and no dividends during the expected term. The fair value of these warrants of $159,000 was recorded as an issuance cost against the proceeds of the Series C redeemable convertible preferred stock offering.

     The Company calculated the beneficial conversion feature related to the issuance of the 245,659 shares of Series C redeemable convertible preferred stock, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” as follows:

•	The Company calculated the difference between the aggregate deemed fair market value of the common stock into which the Series C redeemable convertible preferred stock is convertible of $13,200,000, and the aggregate purchase price paid for the Series C redeemable convertible preferred stock of $5,540,000, i.e. $7,660,000, and limited the amount of the deemed dividend that will be recorded against the accumulated deficit to the gross amount of proceeds allocated to these shares of Series C redeemable convertible preferred stock to $5,540,000 in accordance with paragraph 6 of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"

•	Since the shares of Series C redeemable convertible preferred stock were immediately convertible at the date of issue, the Company recorded the amount of the deemed dividend in the financial statements for the year ended June 30, 2001.

     In May 2001, in exchange for legal services rendered by a service provider in connection with a proposed initial public offering, the Company issued warrants to purchase 47,000 shares of its common stock at an exercise price of $4.80 per share. The warrants expire in May 2006. The value of these warrants at the grant date was estimated using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 5.1%; volatility of 95%; and no dividends during the expected term. The fair value of these warrants of $456,000 was capitalized to other assets and was recorded as an issuance cost in connection with the Company’s initial public offering.

     In connection with a Finance Agreement, as described in Note 7, the Company issued a warrant in August 2001 to a finance company to purchase 100,000 shares at an exercise price equal to $8 per share, being the initial public offering price. The fair value of the warrant was initially estimated to be $806,000 at the time of issuance of the warrant, then subsequently remeasured at $485,000 at the time of the initial public offering using the Black-Scholes option pricing model with the following assumptions: expected term equal to three years; risk-free interest rate of 2.9%; volatility of 95%; and no dividends during the expected term, The fair value was capitalized to prepaid expenses and was amortized to interest expense over the term of the Finance Agreement, which ended in February 2002. During the year ended June 30, 2002, the $485,000 was amortized to interest expense.

     In connection with an agreement entered into with a production company during January 2002, the Company obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In exchange for these rights, the Company will have to pay royalties to the production company calculated as a percentage of sales of the developed products. Also, in connection with the agreement, the Company is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. Warrants will be issued at the average closing price of the Company’s stock for the five days immediately prior to the date of issuance, have a five year term from date of issuance, are fully vested and are immediately exercisable upon issuance. In January 2002, the Company issued warrants to purchase 10,000 shares of common stock under this agreement, and in March 2002 the Company issued a warrant to purchase an additional 10,000 shares of common stock under the agreement. The fair value of the warrant to purchase 10,000 shares issued in January was estimated to be $42,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.3%; volatility of 95%; and no dividends during the expected term. The fair value of the warrant to purchase 10,000 shares issued in March was estimated to be $44,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.8%; volatility of 95%; and no dividends during the expected term. The fair values of the warrants were capitalized to prepaid royalties, capitalized software costs and licensed assets and will be amortized over the life of the products (generally between three and six months) to which they relate when these products are released. As the remaining 30,000 warrants contingently issuable under this arrangement are dependent upon the occurrence of certain pre-determined events, the Company will only measure the value of these warrants in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services if and when the warrants are issued. When the software product is released, the Company will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on the Company’s share price at a future point in time. During the year ended June 30, 2002, no amounts were amortized to royalties, software costs, license costs, or project abandonment.

     In May 2002, in connection with a licensing and publishing agreement entered into with a publishing company, we granted to the production company a warrant, with a ten year term from the date of issue, to purchase up to 200,000 shares of our common stock at an exercise price of $2.60, of which 15,000 became immediately exercisable upon the signing of the agreement, and the remaining 185,000 only become exercisable in multiples of 4,625 shares upon each election by us to produce a title based on any films, made for television movies, or television series produced from screenplays to be produced by the publishing company, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which we have developed a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable. Our agreement expires upon the later of five years or either the theatrical release or television air-date of the tenth film or television series on which we base a product, but in no event later than eight years from the date of the agreement, unless seven films or television series have been released or aired, respectively, seven years from the date of the agreement, in which event the agreement would expire at such time. The fair value of the 15,000 shares immediately exercisable upon the signing of the agreement was estimated to be $29,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.6%; volatility of 95%; and no dividends during the expected term. This amount will be amortized on a straight-line basis over the five-year term of the agreement. The fair value of the remaining 185,000 shares will be calculated as and when shares become exercisable and will be capitalized to prepaid royalties, capitalized software costs and licensed assets. As the warrants contingently exercisable under this arrangement are dependent upon the occurrence of certain pre-determined events, the Company will only measure the value of these warrants in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services if and when the warrants become exercisable. When the software product is released, the Company will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on the Company’s share price at a future point in time. During the year ended June 30, 2002, no amounts were amortized to royalties, software costs, license costs, or project abandonment.

Stock Plans

     Under the Company’s 2000 Stock Incentive Plan adopted on July 10, 2000, and amended in May 2001 and in August 2001, the Company may grant options to purchase or directly issue up to 1,527,500 shares of common stock to employees, directors and consultants at prices not less than the fair market value (as determined by the Board of Directors) at the date of grant for incentive stock options and not less than 85% of fair market value at the date of grant for nonstatutory stock options. These options generally vest over a four-year period and expire ten years from the date of grant.

     In August 2001, the Company adopted the 2001 Stock Incentive Plan (UK Part) (the “UK Plan”) as Schedule A to the 2000 Stock Incentive Plan. The UK Plan provides for the grant of stock options to UK employees who satisfy certain criteria. The UK Plan contains certain restrictions intended to comply with UK taxation laws, including restrictions on exercise, limitations on the size of options grants, requirements with respect to changes in capitalization and other matters.

     The Board of Directors, in their determination of fair market value on the date of grant, takes into consideration many factors including, but not limited to, the Company’s stock price on the Nasdaq National Market, the Company’s financial performance, current economic trends, actions by competitors, market maturity, emerging technologies, near-term backlog and, in certain circumstances, valuation analyses performed by independent appraisers. These valuation analyses utilize generally accepted valuation methodologies such as the income and market approaches to valuing the Company’s business.

     Stock option activity, including stock option activity outside the plan, is summarized as follows:

	Options outstanding

	Number of	Weighted average
	shares	exercise price

Balances, June 30, 2000	—	$—
Granted (weighted average fair value of $3.74 per share)	833,075	3.21
Cancelled	(18,800)	0.46

Balances, June 30, 2001 (70,500 shares vested at a weighted average price of $3.35 per share)	814,275	3.28
Granted (weighted average fair value of $2.62 per share)	1,060,560	4.61
Cancelled	(117,430)	3.94
Exercised	(20,562)	0.46

Balances, June 30, 2002	1,736,843	$3.95

     During the years ended June 30, 2002 and 2001, and the period from October 7, 1999 (inception) through June 30, 2000, the Company granted stock options outside the plan to acquire 268,800, 0, and 0 shares, respectively. There were stock options outside the plan to acquire 268,800 and 0 shares outstanding as of June 30, 2002 and 2001, respectively.

     Additional information regarding options outstanding as of June 30, 2002 is as follows:

	Options outstanding

		Weighted average		Vested options
		Remaining
Range of exercise	Number of	contractual life	Weighted average	Number of	Weighted average
prices	shares	(years)	exercise price	shares	exercise price

$0.00 - $1.00	130,621	8.0	$0.46	74,829	$0.46
$1.01 - $2.00	171,403	8.3	1.06	71,933	1.06
$2.01 - $3.00	351,875	9.8	2.02	—	—
$3.01 - $4.00	513,943	9.4	3.40	30,936	3.76
$4.01 - $5.00	307,850	9.0	4.75	102,616	4.79
$7.01 - $8.00	94,000	9.2	7.85	47,000	8.00
$11.01 - $12.00	167,151	9.1	11.70	5,875	11.70

	1,736,843		3.95	333,189	3.49

     At June 30, 2002 and June 30, 2001 there were 38,895 and 713,225 shares, respectively, of common stock available for future grant under the plan.

Employee Stock Purchase Plan

     The Company adopted an employee stock purchase plan on August 9, 2001. Under the plan, during consecutive six-month offering periods, eligible employees are allowed to have salary withholdings of up to 15% of their compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning of the offering period or at the end of the purchase period. The initial offering period commenced upon the effective date of the initial public offering of the Company’s common stock. For the first offering period, shares of common stock were purchased at a price equal to 85% of the lower of the price per share in the initial public offering or the market value on the purchase date. The Company initially reserved 705,000 shares of common stock under this plan, and in the year ended June 30, 2002, issued 4,956 shares of common stock under the plan. At June 30, 2002 there were 700,044 shares of common stock available for issuance under the plan.

Deferred Stock Compensation

     As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and deemed fair value of the Company’s common stock on the date of grant. Deferred stock compensation aggregated $(84,000) credit for the year ended June 30, 2002 and was comprised of $129,000 of deferred stock compensation on new option grants less $213,000 of deferred stock compensation credits arising on stock option cancellations in the year. Deferred stock compensation aggregated $2,714,000, and $0 for the year ended June 30, 2001, and for the period from October 7, 1999 (inception) through June 30, 2000, respectively. Deferred stock compensation is being amortized to expense over the vesting period of the options, generally four years, using a multiple option award valuation approach, which results in accelerated amortization of the expense resulting in amortization of deferred stock compensation of $1,223,000, $618,000, and $0 for the years ended June 30, 2002 and 2001, and for the period from October 7, 1999 (inception) through June 30, 2000, respectively.

     During the year ended June 30, 2002, the Company granted options to purchase 5,875 shares of common stock to a nonemployee at a weighted average exercise price of $11.70 per share. These options vested on the date of grant and expire ten years from the date of grant. The Company expensed the fair value of these options at grant date which was estimated to be $62,000 using the Black-Scholes option pricing model with the following assumptions: expected term equal to 10 years; risk-free interest rate of 5.0%; volatility of 95%; and no dividends during the expected term.

Additional Stock Plan Information

     Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The Company’s calculations were made using the Black-Scholes option pricing model, which requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affects the calculated values. The following weighted average assumptions were used in the model for the years ended June 30, 2002 and 2001: expected life, 4 years; weighted average volatility of 77% and 0% for the years ended June 30, 2002 and 2001, respectively; risk-free interest rates, 4.6% and 5.9%, for the years ended June 30, 2002 and 2001, respectively; and no dividends during the expected term. The Company’s calculations are based on a multiple option award valuation and amortization approach, which results in accelerated amortization of the expense. Forfeitures are recognized as they occur. If the computed fair values of the employee awards had been amortized to expense over the vesting period of the awards, the Company’s pro forma net loss would have been $16,620,000, $1,678,000 and $803,000 ($1.75, $1.13 and $0.96 per share, basic and diluted) for the years ended June 30, 2002 and 2001, and the period from October 7, 1999 (inception) through June 30, 2000, respectively.

     9.     Cost of Revenues — Royalties, Software Costs, License Costs, and Project Abandonment

     Cost of Revenues — Royalties, Software Costs, License Costs, and Project Abandonment include amortization of non-cash licensed assets of $817,000, $48,000 and $0 for the years ended June 30, 2002 and 2001 and the period from October 7, 1999 (inception) through June 30, 2000, respectively. See also Note 8.

10. Income Taxes

     Income taxes were $0, $0 and $0 for the years ended June 30, 2002 and 2001 and the period from October 7, 1999 (inception) through June 30, 2000, respectively.

     Significant components of the Company’s net deferred tax assets consist of the following as of June 30:

	2002	2001

	(in thousands)
Deferred tax assets:
Stock compensation	$604	$208
Warrants	353	20
Reserves and accruals	1505	312
Non operating loss carryforwards — Federal and State	2,169	55
Foreign	2,110	253
Other	109	27

Total deferred tax assets	6,850	875
Valuation allowance:	(6,850)	(875)

Net deferred tax asset	$—	$—

     The Company established a 100% valuation allowance at June 30, 2002 and 2001 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

     At June 30, 2002, the Company has federal and state net operating loss carryforwards of approximately $4,206,000 and $12,060,000, respectively, expiring through 2022 and 2012, respectively. Foreign net operating loss carryforwards at June 30, 2002 are approximately $7,031,000. During the years ended June 30, 2002 and 2001, the Company utilized $373,000 and $370,000 of federal net operating losses, respectively, to offset taxable income.

     Current federal and California laws include substantial restrictions on the utilization of net operating losses and credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such “ownership change.” Such a limitation could result in the expiration of carryforwards before they are utilized.

     The Company’s effective tax rate differs from the federal statutory rate as follows:

			Period from
	Year ended		October 7, 1999
	June 30,		(inception)
			through June 30,
	2002	2001	2000

	(percentages)
Income taxes at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
Meals and entertainment	—	0.3	0.2
Stock compensation expense	0.6	2.6	—
Valuation allowances	34.4	32.1	34.8

Effective tax rate	—%	—%	—%

11. Computation of Loss per Share

     The following table sets forth the computations of basic and diluted loss per share:

			Period from
	Year ended		October 7, 1999
	June 30,		(inception)
			through June 30,
	2002	2001	2000

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(15,673)	$(7,142)	$(803)

Calculation of loss per share, basic and diluted:
Weighted average number of common stock shares outstanding — basic and diluted	9,503	1,482	834

Net loss attributable to common stockholders
per share — basic and diluted	$(1.65)	$(4.82)	$(0.96)

     The following table summarizes common stock equivalents that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive for the periods indicated:

			Period from
	Year ended		October 7, 1999
	June 30,		(inception)
			through June 30,
	2002	2001	2000

	(in thousands)
Options to purchase common stock	467	292	—
Warrants to purchase common stock	442	319	—
Series A redeemable convertible preferred stock	1,770	4,588	17
Series B redeemable convertible preferred stock	534	707	—
Series C redeemable convertible preferred stock	446	121	—

Total common stock equivalents	3,659	6,027	17

12. Employee Benefit Plan

     In January 2000, the Company adopted a 401(k) tax deferred savings plan (the 401(k) Plan) to provide for retirement of its employees. Employee contributions are limited to a maximum amount subject to IRS guidelines in any calendar year. The Company may make matching contributions and employer profit sharing contributions at the Board of Directors’ discretion. For the years ended June 30, 2002 and 2001, and the period from October 7, 1999 (inception) through June 30, 2000 the Company made employer contributions to the 401(k) Plan of $125,000, $41,000, and $6,500, respectively.

     In March 2001 the Company’s UK subsidiary set up a Group Personal Pension Scheme to provide for retirement of its employees. Employee contributions are limited to a maximum amount subject to the UK Inland Revenue guidelines. For participants, the UK subsidiary contributes three percent of basic salary plus a half percent for each additional one percent contribution in excess of three percent. For the years ended June 30, 2002 and 2001, and the period from October 7, 1999 (inception) through June 30, 2000 the Company’s UK subsidiary made employer contributions to the Group Personal Pension Scheme of $84,000, $22,000, and $0, respectively.

13. Business Segment and Geographic Information

     As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the development and publishing of interactive entertainment products.

     Financial information by geographical region is summarized below:

			Period from
	Year ended		October 7, 1999
	June 30,		(inception)
			through June 30,
	2002	2001	2000

	(in thousands)
Net revenues from unaffiliated customers:
North America	$44,965	$22,898	$1,377
Europe	5,769	2,453	—

Consolidated	$50,734	$25,351	$1,377

Income (loss) from operations:
North America	$(7,413)	$469	$(781)
Europe	(5,925)	(822)	—

Consolidated	$(13,394)	$(353)	$(781)

	June 30,

	2002	2001

	(in thousands)
Identifiable assets:
North America	$53,313	$19,741
Europe	15,648	7,789
Intercompany items and eliminations	(19,494)	(6,538)

Total	$49,467	$20,992

Long-Lived assets:
North America	$3,668	$3,170
Europe	3,363	500

Total	$7,031	$3,670

14. Customer Concentrations

     The following table summarizes net revenues and accounts receivable for customers which accounted for 10% or more of net revenues or accounts receivable:

			Net revenues

	Accounts receivable		Year ended June 30,		Period from
					October 7, 1999
	June 30,				(inception)
					through June 30,
	2002	2001	2002	2001	2000

	(percentages)
Customer A	16%	—%	—%	—%	—%
B	14	12	—	—	—
C	13	13	22	17	—
D	10	—	—	14	16
E	10	—	11	—	—
F	—	27	—	—	—
G	—	11	—	12	—
H	—	—	—	—	49
I	—	—	—	—	10

15. Commitments and Contingencies

     Under an agreement entered into between the Company and a production company, the Company has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. In exchange for these rights, the Company will have to pay royalties to the production company calculated as a percentage of sales of the developed products. For each film (up to a total of ten films) that the Company selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued following the theatrical release of each film for which the Company has developed a product, up to a maximum of 687,375 shares of common stock. As the shares contingently issuable under this arrangement are dependent upon the theatrical release of the film for which the Company has elected to develop products, the Company will only measure the value of these shares in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services if and when this contingency is satisfied. If the software product is released after the release of the film, the Company will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. If the software product is released prior to the release of the film, the Company will at each interim period assess whether it is probable that the value of the shares issuable is recoverable through future sales of the product to which it relates. If this is probable, the non-cash charge will be amortized to licensed costs over the life of the product, while the Company will expense the non-cash charge at the time of the issuance of the shares if it is not probable that the value of the shares issued is recoverable through future sales of the product to which these shares relate. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on the Company’s share price at a future point in time. As of June 30, 2001 and 2002 the Company has elected to produce software products for three films pursuant to this agreement. One of these films had its theatrical release during the year ended June 30, 2001 and accordingly the Company issued 68,738 shares of common stock. The Company will not be required to issue stock on the remaining two films until such time as the films are released.

     In connection with an agreement entered into with a production company during January 2002, the Company obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In exchange for these rights, the Company will have to pay royalties to the production company calculated as a percentage of sales of the developed products. Also, in connection with the agreement, the Company is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. Warrants will be issued at the average closing price of the Company’s stock for the five days immediately prior to the date of issuance, have a five year term from date of issuance, are fully vested and are immediately exercisable upon issuance. In January 2002, the Company issued warrants to purchase 10,000 shares of common stock under this agreement, and in March 2002 the Company issued a warrant to purchase an additional 10,000 shares of common stock under the agreement. As the remaining 30,000 warrants contingently issuable under this arrangement are dependent upon the occurrence of certain pre-determined events, the Company will only measure the value of these warrants in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services if and when the warrants are issued. When the software product is released, the Company will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on the Company’s share price at a future point in time.

     In May 2002, in connection with a licensing and publishing agreement entered into with a publishing company, we granted to the production company a warrant, with a ten year term from the date of issue, to purchase up to 200,000 shares of our common stock at an exercise price of $2.60, of which 15,000 became immediately exercisable upon the signing of the agreement, and the remaining 185,000 only become exercisable in multiples of 4,625 shares upon each election by us to produce a title based on any films, made for television movies, or television series produced from screenplays to be produced by the publishing company, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which we have developed a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable. Our agreement expires upon the later of five years, and the earlier of either the theatrical release or television air-date of the tenth film or television series on which we base a product, and eight years. The fair value of the remaining 185,000 shares will be calculated as and when shares become exercisable and will be capitalized to prepaid royalties, capitalized software costs and licensed assets. As the warrants contingently exercisable under this arrangement are dependent upon the occurrence of certain pre-determined events, the Company will only measure the value of these warrants in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services if and when the warrants become exercisable. When the software product is released, the Company will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on the Company’s share price at a future point in time.

     Under various licensing agreements entered into between the Company and content providers, the Company has contractual marketing commitments to spend $6,150,000 and $5,250,000 in advertising on the content providers’ networks and online mediums as of June 30, 2002 and 2001, respectively. As of June 30, 2002 and 2001, the Company has made payments totaling $3,202,000 and $1,150,000, respectively, under these agreements. Future minimum annual advertising payments under these contractual marketing commitments are as follows:

June 30, 2002

(in thousands)
Fiscal year ending:
2003	$1,400
2004	1,098
2005	—
2006	450
2007 and beyond	—

Total	$2,948

     In connection with a number of licensing and developing agreements, the Company is required to pay guaranteed minimum royalties with respect to these agreements. As of June 30, 2002 and 2001, the Company has capitalized payments totaling $4,422,000 and $2,025,000 respectively under these agreements. These guaranteed amounts will be applied against future royalties that may become payable to the respective licensors under the agreement. Future minimum annual royalty payments under these contractual licensing and developing commitments are as follows:

June 30, 2002

(in thousands)
Fiscal year ending:
2003	$1,728
2004	800
2005 and beyond	—

Total	$2,528

     Under a two year factoring agreement as described in Note 7, which commenced in February 2002, a minimum annual service fee of $150,000 is payable to the factoring company. The fee becomes payable based on the volume of receivables factored. As of June 30, 2002 the first year’s minimum fee had been exceeded.

     Under a finance agreement as described in Note 7, a commitment fee of $1,125,000 was payable to a finance company. A portion of the commitment fee was waived based on the Company’s usage of the financing agreement and on amounts advanced to the Company. The agreement terminated in February 2002, and the Company had utilized advances available under the finance agreement such the full commitment fee had been waived.

     The Company leases facilities under various noncancelable operating leases. Future minimum annual rental payments under the lease agreements are as follows:

June 30, 2002

(in thousands)
Fiscal year ending:
2003	$557
2004	567
2005	475
2006	161
2007	148
2008 and beyond	—

Total	$1,908

     Rent expense for the years ended June 30, 2002 and 2001 and the period from October 7, 1999 (inception) through June 30, 2000 was $389,000, $135,000, and $35,000, respectively.

     From time to time we may be involved in litigation relating to claims arising out of our operations in the ordinary course of business. As of June 30, 2002, we are not a party to any material legal proceedings.

16. Related Party Transactions

     In October 1999, the Company issued 580,962 shares of common stock to an officer in exchange for a note receivable from the officer. The note was repaid in April 2001.

     In each of November 1999 and January 2000, the Company issued an officer a convertible promissory note each in the principal amount of $500,000, and in May 2000 issued the officer an additional convertible promissory note in the principal amount of $47,000. Each note bore interest at 7.0% per annum with principal and accrued interest due on demand after one year from the date of issuance. Each note was automatically convertible into shares of Series A

Redeemable Convertible Preferred Stock upon the initial closing of the Company’s Series A Redeemable Convertible Preferred Stock financing. In May 2000, the notes were converted and the officer was issued 482,625 shares of Series A Redeemable Convertible Preferred Stock at $2.17 per share.

     In November 1999 the Company entered into an agreement to lease its principal facilities under a noncancelable operating lease. As a condition of this agreement, an officer of the Company entered into a separate agreement with the lessor to guarantee the Company’s obligations under the agreement. The guarantee was terminated in April 2002.

     In February 2000, the Company entered into an agreement with a financing company to finance the purchase of materials required to produce products. As a condition of this agreement, an officer of the Company entered into a separate agreement with the financing company to guarantee the Company’s obligations under the agreement. The guarantee lapsed in February 2002.

     In November 2000, the Company entered into a revolving note agreement with a bank. The note was secured by a personal guarantee from an officer of the Company and by a security interest in a money market account maintained at the bank in the name of a director of the Company. The guarantee and security interest lapsed in December 2000.

     The Company incurred legal services of $290,000, $195,000 and $9,000 for the years ended June 30, 2002 and 2001 and for period from October 7, 1999 (inception) through June 30, 2000, respectively, to a law firm whose partner is also a director of the Company.

18. Subsequent events

     In August 2002, the Board of Directors approved an increase to 3,500,000 shares of common stock available under the 2000 Stock Incentive Plan. The increase is subject to shareholder approval at the 2002 Annual Meeting of Shareholders.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance -—			Balance -—
	Beginning			End of
Description	of Period	Additions	Deductions	Period

	(in thousands)
Year ended June 30, 2002
Allowance for doubtful accounts	$70	$1,529	$86	$1,513
Allowance for sales return and price protection	$650	$10,648	$8,591	$2,707
Allowance for cooperative advertising	$443	$2,483	$2,346	$580

	$1,163	$14,660	$11,023	$4,800

Year ended June 30, 2001
Allowance for doubtful accounts	$77	$143	$150	$70
Allowance for sales return and price protection	$—	$893	$243	$650
Allowance for cooperative advertising	$—	$953	$510	$443

	$77	$1,989	$903	$1,163

Period from October 7, 1999 (inception) through June 30, 2000
Allowance for doubtful accounts	$—	$77	$—	$77
Allowance for sales return and price protection	$—	$—	$—	$—
Allowance for cooperative advertising	$—	$—	$—	$—

	$—	$77	$—	$77

S-1