Form 10-Q
period 2002-09-30
BAM ENTERTAINMENT INC
filed 2002-11-14
CIK 1132809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]   No [   ]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 12, 2002:
14,668,676

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	June 30,
	2002	2002

ASSETS

Current assets:

Cash and cash equivalents	$2,211	$4,726

Short-term investments	6,848	8,185

Accounts receivable, net of allowance of $4,259 as of September 30, 2002 and $3,720 as of June 30, 2002	6,564	10,183

Inventories	4,576	3,945

Prepaid royalties, capitalized software costs and licensed assets, net	15,343	12,858

Prepaid expenses and other	1,533	2,539

Total current assets	37,075	42,436

Prepaid royalties, capitalized software and licensed assets, net of current portion	3,431	5,467

Property and equipment, net	1,097	987

Long-term receivable, net of allowance of $1,627 as of September 30, 2002 and $1,080 as of June 30, 2002	—	547

Other assets	30	30

Total assets	$41,633	$49,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable – trade	$6,450	$4,755

Short-term borrowings	—	1,359

Royalties payable	571	528

Accrued compensation and related benefits	1,012	972

Accrued software costs	694	1,488

Accrued expenses – other	2,155	1,509

Total current liabilities	10,882	10,611

Stockholders’ equity:

Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 14,668,676 and 14,582,756 as of September 30, 2002 and June 30, 2002, respectively	15	15

Additional paid-in capital	63,098	62,988

Deferred stock compensation	(628)	(789)

Accumulated deficit	(32,039)	(23,618)

Accumulated other comprehensive income	305	260

Total stockholders’ equity	30,751	38,856

Total liabilities and stockholders’ equity	$41,633	$49,467

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	September 30,

	2002	2001

Net revenues	$8,740	$10,827

Costs and expenses:

Cost of revenues

Cost of goods sold	4,437	6,155

Royalties, software costs, license costs, and project abandonment	6,123	1,548

Total cost of revenues	10,560	7,703

Research and development (exclusive of amortization of deferred stock compensation)	1,293	449

Sales and marketing (exclusive of amortization of deferred stock compensation)	2,860	1,375

General and administrative (exclusive of amortization of deferred stock compensation)	2,040	729

Amortization of deferred stock compensation*	161	352

Total costs and expenses	16,914	10,608

Income (loss) from operations	(8,174)	219

Interest income	64	5

Interest expense	(268)	(712)

Other expense	(43)	(1)

Net loss	$(8,421)	$(489)

Net loss per share:

Basic and diluted	$(0.58)	$(0.32)

Shares used in computation:

Basic and diluted	14,595	1,544

*Amortization of deferred stock compensation:

Research and development	$13	$58

Sales and marketing	9	25

General and administrative	139	269

Total amortization of deferred stock compensation	$161	$352

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	September 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(8,421)	$(489)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	6,101	1,668

Provision for bad debts, sales returns, price protection and cooperative advertising	2,662	1,131

Consulting services performed in exchange for stock options	6	62

Other	—	55

Changes in operating assets and liabilities:

Accounts receivable	1,463	(4,614)

Inventories	(689)	(836)

Prepaid expenses and other	982	(1,728)

Prepaid royalties, capitalized software costs and licensed assets	(6,186)	(2,946)

Accounts payable – trade	1,819	2,708

Royalties payable	52	189

Accrued compensation and related benefits	40	375

Accrued software costs	(794)	675

Accrued expenses – other	675	1,031

Net cash used in operating activities	(2,290)	(2,719)

Cash flows from investing activities:

Purchase of property and equipment	(236)	(324)

Sale of short-term investments	1,389	—

Increase in other assets	—	(569)

Net cash provided by (used in) investing activities:	1,153	(893)

Cash flows from financing activities:

Advances under short-term borrowings	1,262	6,779

Repayments of short-term borrowings	(2,621)	(4,868)

Net proceeds from exercise of stock options	—	5

Net proceeds from issuance of stock under employee stock purchase plan	27	—

Net cash provided by (used in) financing activities	(1,332)	1,916

Net decrease in cash and cash equivalents	(2,469)	(1,696)

Net effect on cash and cash equivalents from change in exchange rates	(46)	—

Cash and cash equivalents, beginning of period	4,726	2,170

Cash and cash equivalents, end of period	$2,211	$474

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

The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on June 30, 2003.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2002, together with management’s discussion and analysis of financial condition and results of operations, contained in Bam’s 2002 Annual Report and Form 10-K.

These condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these condensed financial statements, during the three months ended September 30, 2002, the Company used cash in operating activities of $2.3 million and incurred a net loss of $8.4 million. As of September 30, 2002, the Company had cash, cash equivalents and short-term investments of $9.1 million and its accumulated deficit was $32.0 million. The Company may not have sufficient cash to continue operations for the next 12 months. In November 2002, the Company initiated a restructuring of its operations. Continued negative cash flows create uncertainty about the Company’s ability to implement its operating plan. In addition, current market conditions present uncertainty as to the Company’s ability to secure financing, if needed, and to reach profitability. If cash, cash equivalents and short-term investments, together with cash generated from operations are insufficient to satisfy the Company’s liquidity requirements, the Company may seek to raise additional financing or reduce the scope of its planned product development and marketing efforts. However, there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to the Company’s ability to achieve positive cash flow from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic net loss per share is computed using the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock shares and common stock share equivalents outstanding during the period. Potential common shares consist of warrants and stock options, using the treasury stock method. Potential common shares are excluded from the computation, if their effect is antidilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended
	September 30,

	2002	2001

Net loss	$(8,421)	$(489)

Calculation of loss per share, basic and diluted:

Weighted average number of common stock shares outstanding – basic and diluted	14,595	1,544

Net loss per share – basic and diluted	$(0.58)	$(0.32)

4.	COMPREHENSIVE LOSS

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

The components of comprehensive loss for the three months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three months ended
	September 30,

	2002	2001

Net loss	$(8,421)	$(489)

Change in accumulated translation adjustment	7	55

Change in unrealized gain on available-for-sale marketable securities	38	—

Comprehensive loss	$(8,376)	$(434)

5.	SHORT-TERM INVESTMENTS

Bam has classified all of its short-term investments as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. Bam’s short-term investments comprise U.S. Government Securities of $3.1 million, corporate notes of $1.1 million and foreign debt securities of $2.6 million at September 30, 2002, with original maturities ranging between 90 days and two years. All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive income.

6.	INVENTORIES

Inventories, which consist primarily of finished goods, are stated at the lower of cost (based upon the first-in, first-out method) or market value. Bam estimates the net realizable value of slow moving inventories on a product-by-product basis and charges any excess of cost over net realizable value to cost of revenues.

7.	LONG-TERM RECEIVABLE

On January 22, 2002 Kmart, a customer of Bam, filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. On January 22, 2002 Bam had an accounts receivable balance from Kmart of $1.7 million. Bam is an unsecured creditor, and as such is at risk of not recovering in full its accounts receivable balance. Accordingly, in the third quarter of fiscal 2002 Bam recorded an allowance of $1.1 million against the receivable. As Kmart has stated that at earliest it will complete its reorganization in 2003, Bam classified the receivable, net of allowance, as a long-term asset.

In the quarter ended September 30, 2002 Bam reevaluated and increased the allowance to cover the full accounts receivable balance.

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

         The finance company has a security interest in Bam’s accounts receivable, inventory, fixed assets and intangible assets. As of September 30, 2002, Bam had no advances outstanding, and $3.1 million in letters of credit issued on its behalf, under the Agreement.

         In February 2000, prior to entering into the Agreement, Bam had entered into a master purchase order assignment agreement with a different finance company, whereby Bam assigned purchase orders entered into with its customers to the finance company and requested the finance company purchase finished goods to fulfill such customer purchase orders. The master purchase order assignment agreement, and a factoring agreement entered into in August 2001 with an affiliate of the finance company, terminated in February 2002, and all outstanding amounts funded were fully repaid.

9.	COMMON STOCK

As more fully described in Note 12, in September 2002 Bam issued 68,738 shares of common stock pursuant to a license agreement with a production company. Bam capitalized the cost of this issuance at the fair market value of the common stock, equal to $70,000, and is amortizing this amount to royalties, software costs, license costs and project abandonment over the life of the products after release. Bam previously issued 68,738 shares of common stock pursuant to this license agreement in April 2001. During the three months ended September 30, 2002 and 2001, $26,000 and $0, respectively, was amortized to royalties, software costs, license costs and project abandonment.

10.	WARRANTS

There were outstanding warrants to purchase a total of 858,450 and 853,450 shares of common stock as of September 30, 2002 and June 30, 2002, respectively.

In connection with an agreement entered into with a production company during January 2002, Bam obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In connection with the agreement, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. Warrants are issued at the average closing price of Bam’s stock for the five days immediately prior to the date of issue, have a five year term from date of issue, and are fully vested and are immediately exercisable upon issuance. Bam issued warrants to purchase 5,000 shares of common stock in July 2002 under this agreement. The fair value of the warrant was estimated to be $7,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.7%; volatility of 88%; and no dividends during the expected term. The fair values of the warrants were capitalized to prepaid royalties, capitalized software costs and licensed assets and will be amortized over the life of the products (generally between three and six months) to which they relate when these products are released. Through September 30, 2002, Bam has issued warrants to the production company to purchase a total of 25,000 shares of common stock.

11.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the development and publishing of interactive entertainment products.

Financial information by geographical region is summarized below (in thousands):

	Three months ended
	September 30,

	2002	2001

Net revenues from unaffiliated customers:

North America	$7,289	$10,704

Europe	1,419	8

Other	32	115

Consolidated	$8,740	$10,827

Operating income (loss):

North America	$(5,624)	$1,099

Europe	(2,550)	(880)

Consolidated	$(8,174)	$219

	September 30,	June 30,
	2002	2002

Identifiable assets:

North America	$48,091	$53,313

Europe	16,381	15,648

Intercompany items and eliminations	(22,839)	(19,494)

Total	$41,633	$49,467

Long-Lived assets:

North America	$2,857	$3,668

Europe	1,701	3,363

Total	$4,558	$7,031

12.	CONTINGENCIES

Under an agreement entered into between Bam and a production company, Bam has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. For each film (up to a total of 10 films) that Bam selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued to the production company following the theatrical release of each film for which Bam has developed a product, up to a maximum of 687,375 shares of common stock. As of September 30, 2002 Bam has elected to produce software products for three films pursuant to this agreement. One of these films had its theatrical release during the year ended June 30, 2001 and another had its theatrical release during the three months ended September 30, 2002. Accordingly, Bam has issued 137,476 shares of common stock to the production company to date, of which 68,738 shares were issued during the three months ended September 30, 2002. Bam is not required to issue stock on the remaining film until such time as the film is released, which is anticipated to be in the summer of calendar year 2004.

In connection with an agreement entered into with a separate production company during January 2002, under which Bam may produce software products based on certain properties owned by the production company, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. As of September 30, 2002, warrants to issue 25,000 shares of common stock have been issued under this agreement. The issuance of warrants on the remaining 25,000 shares of common stock is contingent upon certain future events occurring.

In connection with a licensing and publishing agreement entered into with a publishing company in May 2002, Bam granted to the production company a warrant, with a ten year term from the date of issue, to purchase up to 200,000 shares of Bam’s common stock at an exercise price of $2.60, of which 15,000 became immediately exercisable upon the signing of the agreement, and the remaining 185,000 only become exercisable in multiples of 4,625 shares upon each election by Bam to produce a title based on any films, made for television movies, or television series produced from screenplays to be produced by the publishing company, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which Bam has developed a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable. Bam’s agreement expires upon the later of five years, and the earlier of either the theatrical release or television air-date of the tenth film or television series on which Bam bases a product, and eight years.

As of September 30, 2002 and June 30, 2002, Bam had outstanding letters of credit issued of $3.1 million, and $2.3 million, respectively. Management does not expect any material losses to result from these off-balance sheet instruments.

13. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will instead be tested at least annually for impairment. Bam adopted SFAS No. 142 on July 1, 2002. Bam did not carry any goodwill or other intangibles on its balance sheet as of June 30, 2002, and therefore the adoption of SFAS No. 142 did not have a material effect on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. Bam adopted SFAS No. 143 on July 1, 2002. The adoption of this statement did not have an impact on Bam’s financial position or operating results.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Bam adopted SFAS No 144 on July 1, 2002. The adoption of SFAS No. 144 did not have a material effect on Bam’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force issue No. 94-3 (“EITF 94-3”). Bam is required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans.

14. SUBSEQUENT EVENTS

In November 2002, the Company initiated a restructuring of its operations. The Company anticipates incurring restructuring costs and one-time charges of between $2.2 million and $3.5 million under its plans during the three months ended December 31, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Report on Form 10-Q.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “intend” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intensions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements include but are not limited to those set forth below under the heading “Risk Factors” and elsewhere in this Report. Our actual results could differ materially from those predicated in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in the above prospectus. Other than as required by federal securities law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

We develop and publish interactive entertainment software products. We currently publish titles for the most popular interactive entertainment hardware platforms, such as Sony’s PlayStation and PlayStation 2, Nintendo’s Gamecube, N64, Game Boy Color and Game Boy Advance, Microsoft’s Xbox, portable handheld devices manufactured by Palm and Handspring, and for personal computers or PCs. We were incorporated in California in October 1999 under the name Bay Area Multimedia, Inc. We reincorporated in Delaware in September 2000 and changed our name to BAM! Entertainment, Inc. in December 2000. We commenced operations in October 1999 and shipped our first products in June 2000.

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

We have offices in both the United States and Europe. International operations outside of North America are conducted through our offices in England, where we have an internal product development studio, perform international sales and marketing activities and manage local third-party developers. Domestically, we sell our products to mass merchandisers such as Toys “R” Us, Target, Kmart, Wal-Mart and Best Buy, specialty chains such as GameStop. and Electronics Boutique, and independent distributors. Internationally, we sell our products through mass merchandisers, distributors and sub-distributors. Our products are manufactured exclusively by third parties.

We have experienced recurring net losses from inception (October 7, 1999) through September 30, 2002. We had an accumulated deficit of $32 million as of September 30, 2002. Continued negative cash flows create uncertainty about our ability to implement our operating plan. In addition, current market conditions present uncertainty as to our ability to secure financing, if needed, and to reach profitability. If cash and cash equivalents and short-term investments, together with cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional financing or reduce the scope of our planned product development and marketing efforts. However, there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve positive cash flow from operations. These factors, among others, raise doubt about our ability to continue as a going concern for a reasonable period of time.

In November 2002, we initiated a restructuring of our operations. We anticipate incurring restructuring costs and one-time charges of between $2.2 million and $3.5 million under our plans during the three months ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion addressing, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, and related interpretations, when persuasive evidence of an arrangement exists, delivery has occurred, the price has been fixed or is determinable and collectability has been reasonably assured.

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

We have experienced, and are likely to continue to experience, quarterly fluctuations in net revenues. We believe the factors which influence these fluctuations include (i) the timing of our introduction of new products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) the timing of expenditures in anticipation of increased sales and (vi) actions by competitors. The timing of our introduction of new products is affected by uncertainties associated with software development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors. The interactive entertainment industry is highly seasonal, with net revenues typically significantly higher during the fourth and first calendar quarters, due primarily to the increased demand for titles during the year-end holiday buying season. A failure or inability to introduce products on a timely basis to meet seasonal increases in demand will harm our business and operating results. While we are attempting to reduce the effect of seasonal patterns on our business by distributing our product release dates more evenly throughout the year, we may not be successful in this endeavor. Due to these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the entire fiscal year.

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

Royalties, software costs, license costs and project abandonment. Royalties, software costs, license costs and project abandonment includes royalties paid to software licensors, software amortization and amortization of non-cash charges related to warrants and rights to acquire our common stock issued to certain production companies. These costs will be affected in particular periods by many factors, including the specific terms or agreements under which royalties are paid to third parties, the commercial acceptance of products, the cost of developing a product and the timing of stock and warrants issued pursuant to the terms of our license agreements.

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

The following criteria are used to evaluate recoverability of software development costs: historical performance of comparable products; the commercial acceptance of prior products released on a given hardware platform; orders for a product prior to its release and actual development costs of a product as compared to forward-looking projections. Amortization of software development costs is based on the greater of the proportion of current revenues to total projected revenues or the straight-line method over the estimated product life, generally three to six months. We analyze our capitalized costs quarterly and take write-offs when, based on our estimates, future individual product revenues will not be sufficient to recover our investment.

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

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, facilities and occupancy charges, insurance premiums, professional fees and bad debt expense.

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

Other expense, net

Other expense, net consists mostly of interest expense net of interest income. In the first quarter of fiscal 2002, interest expense included the amortized fair value of warrants issued to a finance company.

RESULTS OF OPERATIONS

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of net revenues for the three months ended September 30, 2002 and 2001.

	Three months ended
	September 30,

	2002	2001

Net revenues	100.0%	100.0%

Costs and expenses:

Cost of revenues

Cost of goods sold	50.8	56.8

Royalties, software costs, license costs, and project abandonment	70.0	14.3

Total cost of revenues	120.8	71.1

Research and development (exclusive of amortization of deferred stock compensation)	14.8	4.2

Sales and marketing (exclusive of amortization of deferred stock compensation)	32.7	12.7

General and administrative (exclusive of amortization of deferred stock compensation)	23.4	6.7

Amortization of deferred stock compensation	1.8	3.3

Total costs and expenses	193.5	98.0

Income (loss) from operations	(93.5)	2.0

Interest income	0.7	0.0

Interest expense	(3.1)	(6.5)

Other expense	(0.5)	(0.0

Net loss	(96.4)%	(4.5)%

*Amortization of deferred stock compensation:

Research and development	0.1%	0.5%

Sales and marketing	0.1	0.2

General and administrative	1.6	2.6

Total amortization of deferred stock compensation	1.8%	3.3%

Net revenues

Net revenues were $8.7 million for the three months ended September 30, 2002 compared to $10.8 million for the comparable period in 2001. During the three months ended September 30, 2002 we released six new titles, comprising our first Microsoft Xbox title, one Sony PlayStation2 title, one PC title and three Nintendo Game Boy Advance titles. In the comparable period in 2001 we releases five new titles, comprising two PC titles and three Nintendo Game Boy Advance titles. The decrease in net revenues was primarily attributable to lower initial unit sales volumes achieved on the release of our Nintendo Game Boy Advance titles, as a result of increased competition.

The titles that we released in the three months ended September 30, 2002, were Chase: Hollywood Stunt Driver for the Microsoft Xbox, Riding Spirits for the Sony PlayStation 2, The Powerpuff Girls: Gamesville for the PC, and Dexter’s Laboratory: Chess Challenge, Ballistic: Ecks v Sever and Kong for the Nintendo Game Boy Advance.

The following table sets forth our net revenues by customer representing more than 10% of each period’s net revenues for the three months ended September 30, 2002 and 2001 (percentages):

	Three months ended
	September 30,

	2002	2001

Customer

Wal-Mart	12%	*	%

Toys “R” Us	11	19

Kmart	11	19

Electronics Boutique	10	10

Ingram	*	11

Total net revenues by customer representing more than 10% of the period’s net revenues	44%	59%

*	less than 10%

Net revenues to Kmart in the three months ended September 30, 2002 were made under Kmart’s debtor-in-possession financing arrangement.

Net revenues by geographical region for the three months ended September 30, 2002 and 2001 is summarized below (in thousands):

	Three months ended
	September 30,

	2002	2001

Net revenues from unaffiliated customers:

North America	$7,289	$10,704

Europe	1,419	8

Other	32	115

Total net revenues	$8,740	$10,827

Cost of revenues

Cost of goods sold was $4.4 million, or 51% of net revenues, for the three months ended September 30, 2002 compared to $6.2 million, or 57% of net revenues, for the comparable period in 2001. The decrease in absolute dollars was due to decreased sales of products. The improvement in percentage was primarily due to the sale of two next generation products in the quarter that carry higher profit margins than handheld and PC products, offset by lowered introductory prices on certain titles. For the comparable period in 2001, we did not sell any next generation products.

Royalties, software costs, license costs and project abandonment were $6.1 million, or 70% of net revenues, for the three months ended September 30, 2002 compared to $1.5 million, or 14% of net revenues, for the comparable period in 2001. The increase in absolute dollars and as a percentage of revenue was due to a number of factors, including the abandonment of a number of development projects, the write down of the carrying values of a number of ongoing development projects as a result of reduced future sales volumes and prices anticipated on those products, and the sale of two next generation products, which have higher development costs than handheld products. The expense incurred in the three months ended September 30, 2002 as a result of the abandonment of development projects, and the write down of the carrying value of a number of ongoing development projects, approximated $2.3 million.

Research and development

Research and development expenses were $1.3 million, or 15% of net revenues, for the three months ended September 30, 2002, compared to $449,000, or 4% of net revenues, for the comparable period in 2001. The increase was primarily because of increased headcount and quality assurance costs.

Sales and marketing

Sales and marketing expenses were $2.9 million, or 33% of net revenues, for the three months ended September 30, 2002, compared to $1.4 million, or 13% of net revenues, for the comparable period in 2001. The increase was primarily as a result of increased headcount and increased marketing activities in North America.

General and administrative

General and administrative expenses were $2.0 million, or 23% of net revenues, for the three months ended September 30, 2002, compared to $729,000, or 7% of net revenues, for the comparable period in 2001. The increase was primarily due to increased headcount, increased professional fees and facilities costs, and an additional allowance of $547,000 against our receivable balance from Kmart.

Amortization of deferred stock compensation

Amortization of deferred stock compensation was $161,000, or 2% of net revenues, for the three months ended September 30, 2002, compared to $352,000, or 3% of net revenues, for the comparable period in 2001. Amortization of deferred stock compensation resulted from using the multiple option award valuation and amortization approach, which is an accelerated amortization method to account for compensatory stock options granted to employees and directors during the six months ended September 30, 2001. We expect to amortize $340,000 during the remainder of fiscal 2003, $232,000 during fiscal 2004 and $56,000 during fiscal 2005.

Interest income

Interest income was $64,000, or 1% of net revenues for the three months ended September 30, 2002, compared to $5,000, or 1% of net revenues, for the comparable period in 2001. Interest income in each period relates to interest earned on funds deposited in money market accounts and increased as a result of the investment of funds raised in our initial public offering completed in November 2001.

Interest expense

Interest expense was $268,000, or 3% of net revenues, for the three months ended September 30, 2002, compared to $712,000, or 7% of net revenues, for the comparable period in 2001. Interest expense decreased as a result of operating under our new short-term borrowing facility, which has lower interest charges than the facility in place in the comparable period in 2001.

Other expense

Other expense was $43,000 for the three months ended September 30, 2002, compared to $1,000 for the comparable period in 2001. Other expense comprised exchange losses.

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

Net cash used in operating activities was $2.3 million for the three months ended September 30, 2002, compared to $2.7 million for the comparable period in 2001. For the three months ended September 30, 2002 and 2001, net cash used in operating activities was the result of net losses net of depreciation, amortization, provision for price protection and cooperative advertising, offset by net increases in operating assets, primarily prepaid royalties, capitalized software costs and licensed assets.

Net cash provided by investing activities was $1.2 million for the three months ended September 30, 2002, compared to net cash used in investing activities of $893,000 for the comparable period in 2001. Net cash provided by investing activities during the three months ended September 30, 2002, consisted primarily of the sale of short-term investments, offset by the purchases of property and equipment. For the comparative period, net cash used in investing activities consisted of the purchase of property and equipment and other assets.

Net cash used in financing activities was $1.3 million for the three months ended September 30, 2002, compared to net cash provided by financing activities of $1.9 million for the comparable period in 2001. Net cash used in financing activities during the three months ended September 30, 2002 consisted mostly of net repayments under a finance agreement with a finance company. For the comparable period, net cash provided by financing activities consisted mostly of net advances under a finance agreement with a finance company.

In February 2002, we entered into a two year factoring agreement (the “Agreement”) with a finance company, whereby we assign our North American receivables to the finance company. The finance company is responsible for collecting customer receivables, and upon collection, remits the funds to us, less a service fee. Under the Agreement, we may obtain advances, subject to the finance company’s discretion, in the form of cash or as collateral for letters of credit, up to a maximum of 75% of outstanding domestic receivables at any point in time. Under the terms of the Agreement, we pay a service fee on all receivables assigned, with a minimum annual fee of $150,000, and interest at prime plus 1% on all cash sums advanced. All fees are included in interest expense. We bear the collection risk on our accounts receivable that are assigned, unless the finance company approves the receivable at the time of assignment, in which case the finance company bears the risk. The finance company has a security interest in our accounts receivable, inventory, fixed assets and intangible assets. As of September 30, 2002, we had no advances outstanding under the Agreement.

In February 2000, prior to entering into the Agreement, Bam had entered into a master purchase order assignment agreement with a different finance company, whereby Bam assigned customer purchase orders to the finance company and requested the finance company purchase finished goods to fulfill such customer purchase orders. The master purchase order assignment agreement, and a factoring agreement entered into in August 2001 with an affiliate of the finance company, terminated in February 2002, and all outstanding amounts funded were fully repaid.

As of September 30, 2002 and June 30, 2002, we had outstanding letters of credit issued of $3.1 million, and $2.3 million, respectively. We do not expect any material losses to result from these off-balance sheet instruments.

As of September 30, 2002 we had cash and cash equivalents of $2.2 million and short-term investments of $6.8 million. As of June 30, 2002, we had cash and cash equivalents of $4.7 million and short-term investments of $8.2 million.

During the three months ended September 30, 2002, we used cash in operating activities of $2.3 million and incurred a net loss of $8.4 million. As of September 30, 2002, we had cash, cash equivalents and short-term investments of $9.1 million and our accumulated deficit was $32 million. We may not have sufficient cash to continue operations for the next 12 months. In November 2002, we initiated a restructuring of our operations. Continued negative cash flows create uncertainty about our ability to implement our operating plan. In addition, current market conditions present uncertainty as to our ability to secure financing, if needed, and to reach profitability. If cash, cash equivalents and short-term investments, together with cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional financing or reduce the scope of our planned product development and marketing efforts. However, there can be no assurances as to the availability of additional financing, the terms of such financing if it is available, or as to our ability to achieve positive cash flow from operations.

Capital expenditures were $236,000 and $324,000 for the three months periods ended September 30, 2002 and 2001, respectively. We did not have any material commitments for capital expenditures at any of those dates.

Our principal commitments at September 30, 2002 comprised of operating leases, guaranteed royalty payments and contractual marketing commitments. At September 30, 2002, we had commitments to spend $1.8 million under operating leases, prepay $2.3 million for royalties under agreements with various content providers and spend $2.9 million in advertising on the networks and websites of these content providers. Of these amounts, $3.7 million must be paid no later than September 30, 2003. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers.

RISK FACTORS

In addition to the other information in this Report, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully complete a restructuring of our operations, we may not have sufficient cash to continue operations for the next 12 months.

During the three months ended September 30, 2002, we used cash in operating activities of $2.3 million and incurred a net loss of $8.4 million. As of September 30, 2002, we had cash, cash equivalents and short-term investments of $9.1 million and our accumulated deficit was $32 million. We may not have sufficient cash to continue operations for the next 12 months. In November 2002, we initiated a restructuring of our operations. If we are unable to sufficiently reduce our expenses and increase our revenues, or if we are unable to raise more capital, we may not have sufficient funds to continue operations at the current level, or at all.

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

Our future performance will depend upon a number of factors, including our ability to:

•	expand our domestic and international customer base;

•	secure popular entertainment properties upon which to base future products;

•	develop and enhance products in response to new interactive entertainment hardware platform releases, customer demand and competitive market conditions;

•	expand our interactive entertainment software development and sales and marketing capabilities;

•	expand our international operations;

•	attract, retain and motivate qualified personnel; and

•	maintain adequate control of our expenses.

We have a history of operating losses and may never achieve profitability.

We incurred net losses of $8.4 million in the three months ended September 30, 2002 and $15.7 million for the year ended June 30, 2002. We will need to generate significant revenues and control expenses to achieve profitability. There can be no assurance that our revenues will grow in the future or that we will achieve sufficient revenues for profitability.

Our revenues fluctuate due to seasonal demand and the nature of the interactive entertainment industry.

We have experienced and may continue to experience significant quarterly fluctuations in net sales and operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth and first calendar quarters. This is due primarily to the increased demand for games during and immediately following the holiday buying season. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand will harm our business and operating results. Although we are attempting to reduce the effect of seasonal patterns on our business by distributing our product release dates more evenly throughout the year, we may not be successful. These fluctuations, as well as fluctuations caused by other factors, could harm our business and have a material adverse effect on our operating results.

Our expense levels are based, in part, on our expectations regarding future sales. Therefore, our operating results would be harmed by a decrease in sales or a failure to meet our sales expectations. Uncertainties associated with interactive entertainment software development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship. These and other factors could harm our business and have a material adverse effect on our operating results.

Product development schedules are frequently unpredictable and make estimating quarterly results difficult.

Product development schedules for software products, particularly for new hardware platforms such as Sony’s PlayStation 2, Nintendo’s GameCube and Microsoft’s Xbox, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and development, and experimentation associated with development for new technologies. Our revenues and earnings are dependent on our ability to meet our product release schedules, and our failure to meet those schedules have resulted in, and may again result in, revenues and earnings that fall short of analysts’ expectations for any individual quarter and the fiscal year.

Our earnings will be affected upon the issuance of shares of our common stock pursuant to third-party entertainment property license agreements.

Pursuant to a license agreement with a production company, we are obligated to issue 68,738 shares of our common stock after the release of any film for which we elect to produce interactive entertainment software products, up to 10 films or 687,375 shares of common stock. To date, we have elected to produce titles for three films and have issued 137,476 shares under this agreement for an aggregate value of $816,000. We are required to issue these shares when the films are released and will then incur a non-cash charge. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on its share price at a future point in time, but they may be substantial. Of the non-cash charges on the shares issued under the agreement, $772,000 had been amortized as of September 30, 2002, and the remainder is expected to be incurred in the second fiscal quarter of 2003. Each of these future charges will affect our gross margins and profitability.

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we incurred a non-cash charge of $354,000, which is being amortized on a straight-line basis over five years. This amortization commenced in October 2000 and we had amortized $136,000 as of September 30,2002. In connection with these warrants, an additional non-cash charge of $278,000 will be amortized over a period, expected to be between three to six months, commencing on the release of the subject title, anticipated to be released in the second fiscal quarter of 2003. A further non-cash charge of $278,000 will be amortized over a period, expected to be between three to six months, commencing on the release of the subject title, which is expected to be released in the first fiscal quarter of 2005.

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we incurred a non-cash charge of $93,000. Under the agreement, additional warrants to purchase up to an additional 25,000 shares may be issued, contingent upon certain future events occurring. Upon issuance of the warrants we will incur an additional non-cash charge. Upon release of the software products on which the warrants are issued, we will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time. Each of these future charges will affect our gross margins and profitability.

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we granted a warrant to purchase up to 200,000 shares of our common stock, of which 15,000 became immediately exercisable upon the signing of the agreement. The remaining 185,000 will only become exercisable, in multiples of either 4,625 or 13,875 shares, upon certain future events occurring relating to the development and release of products. Upon the warrant for 15,000 shares becoming exercisable, we incurred a non-cash charge of $29,000, which is being amortized on a straight-line basis over five years. This amortization commenced in May 2002 and we had amortized $2,000 as of September 30, 2002. We will incur additional non-cash charges as the remaining 185,000 shares become exercisable. Upon release of the software products on which the warrants are exercisable, we will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time. Each of these future charges will affect our gross margins and profitability.

RISKS RELATED TO OUR BUSINESS

Our ability to obtain additional capital to fund our operations could impair the value of your investment, and we cannot assure you that we will be able to meet our future capital requirements.

We will need to raise additional capital through public or private equity offerings or debt financings if we are unable to successfully implement our restructuring plan, and we still may need to raise additional capital even if we are able to successfully complete the restructuring of our operations. We cannot be certain that additional capital will be available to us on favorable terms when required, or at all. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital may require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

We depend on a relatively limited number of products for a significant portion of our revenues.

A significant portion of our revenues is derived each quarter from a relatively limited number of products that were released in that quarter or the or in the immediately preceding quarter. Sales of two products each accounted for between 26% and 46% of our net revenues for the three months ended September 30, 2002. Sales of three products each accounted for between 20% and 28% of our net revenues for the three months ended September 30, 2001. We expect that a limited number of products will continue to produce a disproportionately large amount of our net revenues. Due to this dependence on a limited number of brands, the failure of one or more products to achieve anticipated results could significantly harm our business and operating results.

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

The interactive entertainment industry is also characterized by rapid technological change. For example, the 128-bit hardware platform was released within five years of the release of the 64-bit hardware platform. As a result, we must continually anticipate these changes and adapt our offerings to emerging hardware platforms and evolving consumer preferences. Generally, because of the length of the development cycle, our development efforts must begin well in advance of the release of new hardware platforms in order to introduce titles on a timely basis with the release of such hardware platforms. Further, we have no control over the release dates of new hardware platforms or the number of units that will be shipped upon such release. It is difficult to ensure that our schedule for releasing new titles will coincide with the release of the corresponding hardware platforms. Additionally, if fewer than expected units of a new hardware platform are produced or shipped, such as occurred with Sony’s PlayStation 2, Microsoft’s Xbox, and Nintendo’s Game Boy Advance, developers of titles for those hardware platforms may experience lower than expected sales.

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

The costs of developing and marketing products for new interactive entertainment hardware platforms can be substantial and could harm our business.

The costs associated with the introduction of products for new hardware platforms, such as Sony’s PlayStation 2, Nintendo’s GameCube and Microsoft’s Xbox, could harm our business as we believe the costs of developing and publishing titles for these hardware platforms require greater financial and technical resources than prior development and publishing efforts. Additionally, during periods of new technology introductions, forecasting our revenues and earnings is more difficult than in more stable or rising product markets.

If new interactive entertainment hardware platforms fail to achieve significant market acceptance, it may harm our business.

Our sales are dependent on, among other factors, the popularity and unit sales of the interactive entertainment hardware platforms of the various manufacturers. The interactive entertainment industry has experienced periods of significant growth in consumer interest and popularity, followed by periods in which consumer demand for interactive entertainment products has slowed. Unexpected shortfalls in the market acceptance of a particular hardware platform, such as occurred with Microsoft’s Xbox and Nintendo’s Game Boy Advance, can and have significantly harmed consumer demand for titles released or scheduled for release for that hardware platform. Therefore, we are dependent upon the successful marketing efforts of the manufacturers of the various hardware platforms to meet financial expectations.

Over 40% of our net revenues are derived from sales to our four largest customers. We could be adversely affected if any of them reduced or terminated their purchases from us or did not pay their obligations to us.

Revenues from our four largest customers collectively accounted for 44% of our net revenues for the three month period ended September 30, 2002 as compared to 59% of our net revenues for the three month period ended September 30, 2001. As of September 30, 2002, five customers each accounted for between 10% and 24% of our net accounts receivable, and as of September 30, 2001, four customers each accounted for between 10% and 19% of our net accounts receivable. We have no written agreements or other understandings with any of our customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would harm us.

Substantially all of our sales are made on credit, which exposes us to bad debt risk.

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

We depend to a significant extent on the contributions and industry experience of our key personnel, in particular our Chief Executive Officer, Raymond C. Musci, our Vice Chairman, Anthony R. Williams, and our President, Bernard Stolar. If we fail to retain the services of our key personnel, our ability to secure additional licenses and develop and sell new products would be significantly impaired. In addition, our future success will also depend upon our ability to continue to attract, motivate and retain highly qualified employees and third-party contractors, particularly software design and development personnel and outside sales representatives. Competition for highly skilled employees is intense and we may not be successful in attracting and retaining such personnel.

We are dependent upon licenses to properties originated and owned by third parties for the development of our titles.

Many of our titles, such as those from our Powerpuff Girls series, Dexter’s Laboratory, Driven, Ecks v Sever, and Reign of Fire are based upon entertainment properties licensed from third parties. We cannot assure you that we will be able to obtain new licenses, or renew existing ones, on reasonable terms, if at all. If we are unable to obtain licenses for the properties which we believe offer significant consumer appeal, we would be required to obtain licenses for less popular properties or would have to develop all of our titles based upon internally developed concepts. To the extent a licensed property is less popular than we anticipate, or is unsuccessful, sales of titles based on that property may be negatively impacted. Titles based on less popular properties, or on internally developed concepts typically require greater marketing expense in order to establish brand identity and may not achieve broad market acceptance or prove to be successful.

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

We intend to increase our international revenues. We cannot assure you that we will be able to generate international market demand for our products. International sales and operations are subject to a number of risks, including:

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

A significant downturn in general economic condition which results in a reduction in discretionary spending has reduced, and may continue to reduce, demand for our products and could harm our business.

Our product sales are affected by a retail customer’s ability and desire to spend disposable income on the purchase of our software titles. Any significant downturn in general economic conditions which results in a reduction of discretionary spending could result in a reduction in demand for our products and could harm our business. The United States economy is currently undergoing a period of slowdown, which some observers view as a recession. The United States and world economic condition has been worsened by the terrorist attacks on September 11, 2001 in New York City and Washington, D.C. Moreover, any further terrorist activities, or the effect of the United States’ political, economic or military response to such activities, could result in the further deterioration of the United States and world economy. Such industry downturns have been, and may continue to be, characterized by diminished product demand and erosion of average selling prices. A continued economic downturn or recession would have a significant adverse effect on our operating results in future periods.

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

RISKS RELATED TO OUR INDUSTRY

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

Competitive pressures could have the following effects on us:

•	as competition for popular entertainment properties increases, our cost of acquiring licenses for those properties may increase, resulting in reduced margins;

•	we might not be able to achieve full distribution of our products with our customers;

•	as competition for retail shelf space becomes more intense, we may need to increase our marketing expenditures to maintain sales of our interactive entertainment software titles; and

•	we could be required to reduce the wholesale unit prices of our titles.

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

RISKS RELATED TO OUR COMMON STOCK

Our stock price has been volatile and we expect it to continue to be volatile.

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

If our common stock is delisted from the Nasdaq National Market System, the liquidity and price of our common stock may be adversely affected.

Our common stock is listed on the Nasdaq National Market System. In order for our common stock to continue to be quoted on that market, however, we must continue to satisfy specified listing maintenance standards established by Nasdaq, including (i) required levels of total assets, net tangible assets, stockholders’ equity or revenues, (ii) minimum market value of our public float and (iii) a minimum bid price per share. While we have not received a notification letter from Nasdaq that our common stock has failed to maintain the required minimum bid price of $1.00 per share over a period of 30 consecutive trading days, our common stock has not closed at or above $1.00 per share since October 4, 2002. We may receive such notification letter at any time, and if we do, we will have 90 days to regain compliance with the Nasdaq listing requirements; that is, our common stock must close above $1.00 per share for 10 consecutive trading days during the 90 day cure period or it will be subject to delisting. The notification letter does not result in delisting of our common stock; however, if we are unable to regain compliance with the listing requirements during the cure period, Nasdaq will provide us with a staff determination letter of delisting. We may then file for an extension or exception to comply with the Nasdaq listing requirements, which Nasdaq may grant where it deems appropriate, or our common stock will be delisted. Delisting from the Nasdaq National Market could adversely affect the liquidity and price of our common stock and could have a long-term impact on our ability to raise additional capital in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

FOREIGN CURRENCY EXCHANGE RATE RISK

We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. Dollar functional currency foreign operations. The functional currency for our foreign operations is the applicable local foreign currency. The translation of the applicable foreign currencies into U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The gains or losses resulting from such translation are reported as a separate component of equity as accumulated other comprehensive income, whereas gains or losses resulting from foreign currency transactions are included in results of operations. We do not engage in hedging activities with respect to foreign exchange rate fluctuations.

INTEREST RATE RISK

We do not consider our cash and cash equivalents to be subject to interest rate risk due to the short maturities of the instruments in which we have invested. We are exposed to interest rate risk on our financing arrangement with a finance company. We do not enter into derivative securities or other financial instruments for trading or speculative purposes. We estimate that a 10% change in interest rates would have impacted our results of operations by less than $25,000 for the three months ended September 30, 2002.

INFLATION

Inflation has not had a material adverse effect on our results of operations; however, our results of operations may be materially and adversely affected by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing of this report (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)  Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS – Not Applicable

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

As of September 30, 2002, there were 14,668,676 shares of our common stock issued and outstanding, and no shares of our preferred stock issued and outstanding.

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

After deducting the underwriting discounts and commissions and the estimated expenses incurred in connection with the Offering, we received net proceeds of approximately $39.2 million. Of these proceeds, $9.1 million was unused as of September 30, 2002, and was held as either cash, cash equivalents or short-term investments. The following summarizes the use of the remaining $30.1 million:

•	$21.1 million for product development

•	$6.0 million for expansion of sales and marketing activities

•	$3.0 million for additional working capital, including payment of $400,000 of accrued salaries owed to members of our executive management.

ITEM 3. DEFAULTS UPON SENIOR NOTES – Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5. OTHER INFORMATION – Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1*	Amendment Number One to Distribution Agreement dated August 5, 2002 between Bam Entertainment Limited, a subsidiary of the Registrant, and Ubi Soft Entertainment S.A.

10.2*	Amendment Number Two to Distribution Agreement dated September 6, 2002 between Bam Entertainment Limited, a subsidiary of the Registrant, and Ubi Soft Entertainment S.A.

99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The Company has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAM! ENTERTAINMENT, INC.

Date: November 13, 2002	By:	/S/ RAYMOND C. MUSCI

Raymond C. Musci Chief Executive Officer

Date: November 13, 2002	By:	/S/ STEPHEN M. AMBLER

Stephen M. Ambler Chief Financial Officer and Vice President of Finance

CERTIFICATIONS

I, Raymond C. Musci, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of BAM! Entertainment, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ RAYMOND C. MUSCI Raymond C. Musci, Chief Executive Officer

I, Stephen M. Ambler, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of BAM! Entertainment, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ STEPHEN M. AMBLER Stephen M. Ambler, Chief Financial Officer and Vice President of Finance