Form 10-Q
period 2002-12-31
BAM ENTERTAINMENT INC
filed 2003-02-14
CIK 1132809

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 13, 2003:
14,668,676

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
RISK FACTORS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR NOTES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 99.1

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 31,	June 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,358	$4,726
Short-term investments	—	8,185
Accounts receivable, net of allowance of $7,599 as of December 31, 2002 and $3,720 as of June 30, 2002	15,558	10,183
Inventories	3,069	3,945
Prepaid royalties, capitalized software costs and licensed assets, net	7,494	12,858
Prepaid expenses and other	1,788	2,539

Total current assets	30,267	42,436
Prepaid royalties, capitalized software and licensed assets, net of current portion	2,321	5,467
Property and equipment, net	903	987
Long-term receivable, net of allowance of $1,627 as of December 31, 2002 and $1,080 as of June 30, 2002	—	547
Other assets	30	30

Total assets	$33,521	$49,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$7,266	$4,755
Short-term borrowings	3,417	1,359
Royalties payable	1,450	528
Accrued compensation and related benefits	1,049	972
Accrued software costs	1,384	1,488
Accrued expenses – other	1,443	1,509

Total current liabilities	16,009	10,611
Stockholders’ equity:
Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 14,668,676 and 14,582,756 as of December 31, 2002 and June 30, 2002, respectively	15	15
Additional paid-in capital	63,104	62,988
Deferred stock compensation	(495)	(789)
Accumulated deficit	(45,468)	(23,618)
Accumulated other comprehensive income	356	260

Total stockholders’ equity	17,512	38,856

Total liabilities and stockholders’ equity	$33,521	$49,467

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001
Net revenues	$22,005	$18,914	$30,745	$29,741
Costs and expenses:
Cost of revenues
Cost of goods sold	14,315	10,591	18,752	16,746
Royalties, software costs, and license costs	9,430	3,127	13,626	4,675
Project abandonment costs	2,384	—	4,311	—

Total cost of revenues	26,129	13,718	36,689	21,421
Research and development (exclusive of amortization of deferred stock compensation)	755	492	2,048	941
Sales and marketing (exclusive of amortization of deferred stock compensation)	4,152	4,950	7,012	6,325
General and administrative (exclusive of amortization of deferred stock compensation)	2,352	1,960	4,392	2,689
Amortization of deferred stock compensation*	133	361	294	713
Restructuring costs	1,753	—	1,753	—

Total costs and expenses	35,274	21,481	52,188	32,089

Loss from operations	(13,269)	(2,567)	(21,443)	(2,348)
Interest income	79	91	143	96
Interest expense	(258)	(1,307)	(526)	(2,019)
Other income (expense)	19	8	(24)	7

Net loss	$(13,429)	$(3,775)	$(21,850)	$(4,264)

Net loss per share:
Basic and diluted	$(0.92)	$(0.52)	$(1.49)	$(0.96)

Shares used in computation:
Basic and diluted	14,669	7,310	14,632	4,427

*Amortization of deferred stock compensation:
Research and development	$11	$56	$24	$114
Sales and marketing	7	24	16	49
General and administrative	115	281	254	550

	$133	$361	$294	$713

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(21,850)	$(4,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,372	3,692
Provision for bad debts, sales returns, price protection and cooperative advertising	9,936	4,825
Consulting services performed in exchange for stock options	12	62
Other	(52)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(14,388)	(16,104)
Inventories	964	(3,476)
Prepaid expenses and other	761	(541)
Prepaid royalties, capitalized software costs and licensed assets	(9,098)	(5,631)
Accounts payable – trade	2,237	1,967
Royalties payable	883	(39)
Accrued compensation and related benefits	77	101
Accrued software costs	(140)	1,278
Accrued expenses – other	(95)	1,890

Net cash used in operating activities	(12,381)	(16,255)

Cash flows from investing activities:
Purchase of property and equipment	(309)	(467)
Sale of short-term investments	8,185	—
Purchase of short-term investments	—	(6,125)
Decrease in other assets	—	1,730

Net cash provided by (used in) investing activities:	7,876	(4,862)

Cash flows from financing activities:
Advances under short-term borrowings	8,628	17,524
Repayments of short-term borrowings	(6,570)	(15,481)
Net proceeds from issuance of stock in initial public offering	—	39,158
Net proceeds from exercise of warrants	—	529
Net proceeds from exercise of stock options	—	5
Net proceeds from issuance of stock under employee stock purchase plan	27	—

Net cash provided by financing activities	2,085	41,735

Net increase (decrease) in cash and cash equivalents	(2,420)	20,618
Net effect on cash and cash equivalents from change in exchange rates	52	—
Cash and cash equivalents, beginning of period	4,726	2,170

Cash and cash equivalents, end of period	$2,358	$22,788

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

These condensed consolidated financial statements include the accounts of Bam! Entertainment, Inc. (“Bam” or “the Company”) and its wholly owned subsidiaries, located in the United Kingdom. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements.

The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on June 30, 2003.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2002, together with management’s discussion and analysis of financial condition and results of operations, contained in Bam’s 2002 Annual Report and Form 10-K.

These condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these condensed financial statements, during the six months ended December 31, 2002, the Company used cash in operating activities of $12.4 million and incurred a net loss of $21.9 million. As of December 31, 2002, the Company had cash and cash equivalents of $2.4 million and its accumulated deficit was $45.5 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

During the quarter ended December 31, 2002, the Company undertook measures to reduce spending and restructured its operations. In 2003, the Company retained the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist it in reviewing a range of potential strategic alternatives, including mergers, acquisitions and securing additional financing. The Company may need to consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via the sale or license of certain of its assets, in order to satisfy its future liquidity requirements. Current market conditions present uncertainty as to the Company’s ability to effectuate any such merger or acquisition or secure additional financing, as well as its ability to reach profitability. There can be no assurances that the Company will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about the Company’s ability to implement its operating plan and the Company may have to further reduce the scope of its planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy the Company’s liquidity requirements, the Company will not have sufficient resources to continue operations for the next 12 months.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001
Net loss	$(13,429)	$(3,775)	$(21,850)	$(4,264)

Calculation of basic loss per share:
Weighted average number of common stock shares outstanding – basic and diluted	14,669	7,310	14,632	4,427

Net loss per share – basic and diluted	$(0.92)	$(0.52)	$(1.49)	$(0.96)

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

The components of comprehensive loss for the three and six months ended December 31, 2002 and 2001 were as follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001
Net loss	$(13,429)	$(3,775)	$(21,850)	$(4,264)
Change in accumulated translation adjustment	141	(70)	148	(15)
Change in unrealized gain on available-for-sale marketable securities	(90)	—	(52)	—

Comprehensive loss	$(13,378)	$(3,845)	$(21,754)	$(4,279)

5. SHORT-TERM INVESTMENTS

Bam classifies all of its short-term investments as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. Bam had no short-term investments at December 31,

2002. Short-term investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive income.

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

Subsequent to January 22, 2002 Kmart arranged debtor-in-possession financing and Bam has sold product to Kmart under this arrangement. Bam also purchased credit insurance for sales made to Kmart in the two months ended November 30, 2002 at a cost of $900,000. Credit insurance costs are included in General and administrative expense.

Accounts receivables under the debtor-in-possession financing are classified in current assets.

8. SHORT-TERM BORROWINGS

In February 2002, Bam entered into a two year factoring agreement (the “Agreement”) with a finance company, whereby Bam assigns its North American receivables to the finance company. The finance company is responsible for collecting customer receivables, and upon collection, remits the funds to Bam, less a service fee. Under the Agreement, Bam may obtain advances, subject to the finance company’s discretion and Bam’s compliance with certain liquidity covenants, in the form of cash or as collateral for letters of credits, up to a maximum of 75% of outstanding domestic receivables at any point in time. As of December 31, 2002, Bam no longer met the liquidity covenants under the Agreement, and accordingly may not be able to obtain further advances under the Agreement.

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

The finance company has a security interest in Bam’s accounts receivable, inventory, fixed assets and intangible assets. As of December 31, 2002, Bam had advances of $3.4 million outstanding under the Agreement.

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

9. COMMON STOCK

As more fully described in Note 12, in September 2002 Bam issued 68,738 shares of common stock pursuant to a license agreement with a production company. Bam capitalized the cost of this issuance at the fair market value of the common stock, equal to $70,000, and is amortizing this amount to royalties, software costs, license costs and project abandonment over the life of the products after release. Bam previously issued 68,738 shares of common stock pursuant to this license agreement in April 2001. During the three and six months ended December 31, 2002 and 2001, $44,000, $0, $70,000 and $0, respectively, was amortized to royalties, software costs, license costs and project abandonment.

10. WARRANTS

There were outstanding warrants to purchase a total of 858,450 and 853,450 shares of common stock as of December 31, 2002 and June 30, 2002, respectively.

In connection with an agreement entered into with a production company during January 2002, Bam obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In connection with the agreement, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. Warrants are issued at the average closing price of Bam’s stock for the five days immediately prior to the date of issue, have a five year term from date of issue, and are fully vested and are immediately exercisable upon issuance. Bam issued warrants to purchase 5,000 shares of common stock in July 2002 under this agreement. The fair value of the warrant was estimated to be $7,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.7%; volatility of 88%; and no dividends during the expected term. The fair values of the warrants were capitalized to prepaid royalties, capitalized software costs and licensed assets and will be amortized over the life of the products (generally between three and six months) to which they relate when these products are released. Through December 31, 2002, Bam has issued warrants to the production company to purchase a total of 25,000 shares of common stock.

11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the development and publishing of interactive entertainment products.

Financial information by geographical region is summarized below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001
Net revenues from unaffiliated customers:
North America	$14,773	$15,676	$22,062	$26,380
Europe	7,073	1,841	8,492	1,849
Other	159	1,397	191	1,512

Consolidated	$22,005	$18,914	$30,745	$29,741

Income (loss) from operations:
North America	$(7,459)	$(2,886)	$(13,083)	$(1,787)
Europe	(5,810)	319	(8,360)	(561)

Consolidated	$(13,269)	$(2,567)	$(21,443)	$(2,348)

	December 31,	June 30,
	2002	2002

Identifiable assets:
North America	$45,365	$53,313
Europe	11,940	15,648
Intercompany items and eliminations	(23,784)	(19,494)

Total	$33,521	$49,467

Long-Lived assets:
North America	$2,812	$3,668
Europe	442	3,363

Total	$3,254	$7,031

12. CONTINGENCIES

Under an agreement entered into between Bam and a production company, Bam has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. For each film (up to a total of 10 films) that Bam selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued to the production company following the theatrical release of each film for which Bam has developed a product, up to a maximum of 687,375 shares of common stock. As of December 31, 2002 Bam has elected to produce software products for three films pursuant to this agreement. One of these films had its theatrical release during the year ended June 30, 2001 and another had its theatrical release during the six months ended December 31, 2002. Accordingly, Bam has issued 137,476 shares of common stock to the production company to date, of which 68,738 shares were issued during the six months ended December 31, 2002. Bam is not required to issue stock on the remaining film until such time as the film is released, which is anticipated to be in the summer of calendar year 2004.

In connection with an agreement entered into with a separate production company during January 2002, under which Bam may produce software products based on certain properties owned by the production company, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. As of December 31, 2002, warrants to issue 25,000 shares of common stock have been issued under this agreement. The issuance of warrants on the remaining 25,000 shares of common stock is contingent upon certain future events occurring.

In connection with a licensing and publishing agreement entered into with a publishing company in May 2002, Bam granted to the production company a warrant, with a ten year term from the date of issue, to purchase up to 200,000 shares of Bam’s common stock at an exercise price of $2.60, of which 15,000 shares became immediately exercisable upon the signing of the agreement, and the remaining 185,000 shares only become exercisable in multiples of 4,625 shares upon each election by Bam to produce a title based on any films, made for television movies, or television series produced from screenplays to be produced by the publishing company, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which Bam has developed a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable.

Bam’s agreement expires upon the later of five years, and the earlier of either the theatrical release or television air-date of the tenth film or television series on which Bam bases a product, and eight years.

As of December 31, 2002 Bam had no letters of credit outstanding. At June 30, 2002, Bam had outstanding letters of credit issued of $2.3 million.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. Bam adopted SFAS No. 143 on July 1, 2002. The adoption of this statement did not have a material effect on Bam’s financial position or operating results.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No.123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company will adopt this standard for the third quarter of its fiscal year ending June 30, 2003. Unless the Company elects to adopt the fair value recognition provisions of SFAS No. 123, adoption of SFAS No. 148 will only require expanded disclosure to include the effect of stock-based compensation in interim reporting.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not completed the analysis of the effect of FIN No. 45 on its consolidated financial statements.

14. RESTRUCTURING COSTS

In November 2002, the Company initiated a restructuring of its operations. The Company incurred restructuring costs of $1.8 million during the three and six months ended December 31, 2002. As part of the restructuring, the Company reduced its headcount across all departments, by a total of 27 employees. The Company also transferred under UK law an additional 12 product development employees to VIS Entertainment plc upon the completion of the sale of its London based studio in January 2003. The Company accounted for the restructuring costs in accordance with EITF 94-3.

Restructuring costs, which included employee severance payments, write down costs on property and equipment, project abandonment costs on development projects cancelled as a direct result of the disposal of the London based studio, and legal fees associated with the disposal of the London based studio, were as follows (in thousands):

		Restructuring costs
		expensed in the
		three and six	Restructuring costs	Restructuring costs
	Balance June 30,	months ended	paid as of	unpaid as of
	2002	December 31, 2002	December 31, 2002	December 31, 2002

Nature of restructuring costs:
Employee severance costs	$—	$255	$145	$110
Property and equipment writedowns	—	115	115	—
Project abandonment costs	—	1,302	1,302	—
Legal fees	—	62	30	32
Other	—	19	19	—

Total	$—	$1,753	$1,611	$142

15. SUBSEQUENT EVENTS

In January 2003, the Company completed the sale of the assets and operations of its London based development studio to VIS Entertainment plc (“VIS”), a UK based developer. The assets sold under the agreement were classified as assets held for future sale within Property and Equipment at December 31, 2002 and carried a net book value of $153,000, equal to their fair value. As part of the sale, 12 product development employees were transferred under UK law to VIS, and the Company entered into a porting contract for one project. The Company also entered into a sublease agreement with VIS regarding the Company’s London premises. This sublease is subject to the landlord’s consent, which has yet to be received. VIS has an option to determine the tenancy of the sublease upon the later of November 30, 2003 and the determination of the porting contract.

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

We have offices in both the United States and Europe. International operations outside of North America are conducted through our offices in England, where we perform international sales and marketing activities and manage local third-party developers. Domestically, we sell our products to mass merchandisers such as Toys “R” Us, Target, Kmart, Wal-Mart and Best Buy, specialty chains such as GameStop. and Electronics Boutique, and independent distributors. Internationally, we sell our products through mass merchandisers, distributors and sub-distributors. Our products are manufactured exclusively by third parties.

We have experienced recurring net losses from inception (October 7, 1999) through December 31, 2002. We had an accumulated deficit of $45.5 million as of December 31, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The condensed financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should we be unable to continue as a going concern.

During the quarter ended December 31, 2002, we undertook measures to reduce spending and restructured our operations. In 2003, we retained the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and securing additional financing. We may need to consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via the sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any such merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next 12 months.

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

When we recognize revenue, we account for the estimate of future returns and price protection on the sale as allowances against receivables. We also estimate cooperative marketing costs on the sale and account for these costs as a marketing expense and as an allowance against receivables. We continually monitor, reassess and adjust the adequacy of all these allowances, along with the allowance for doubtful accounts, based on known circumstances, historical results, commitments made, anticipated events and anticipated commitments. Adjustments to these allowances will affect the reported amounts of revenues and expenses during the reporting periods the adjustments are made.

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

We have experienced, and are likely to continue to experience, quarterly fluctuations in net revenues. We believe the factors which influence these fluctuations include (i) the timing of our introduction of new products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) the timing of expenditures in anticipation of increased sales, (vi) actions by competitors, (vii) location of product releases and (viii) the number of titles released in the period and the hardware platforms for which they are released. The timing of our introduction of new products is affected by uncertainties associated with software development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors. The interactive entertainment industry is highly seasonal, with net revenues typically significantly higher during the fourth and first calendar quarters, due primarily to the increased demand for titles during the year-end holiday buying season. A failure or inability to introduce products on a timely basis to meet seasonal increases in demand will harm our business and operating results. Due to these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the entire fiscal year.

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

Royalties, software costs, and license costs. Royalties, software costs, and license costs includes royalties paid to software licensors, software amortization and amortization of non-cash charges related to warrants and rights to acquire our common stock issued to certain production companies. These costs will be affected in particular periods by many factors, including the specific terms or agreements under which royalties are paid to third parties, the commercial acceptance of products, the cost of developing a product and the timing of stock and warrants issued pursuant to the terms of our license agreements.

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

Project abandonment costs. If we terminate a development project prior to completion, we expense the capitalized software development costs incurred to project abandonment costs.

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

Other expense, net

Other expense, net consists mostly of interest expense net of interest income. In the first six months of fiscal 2002, interest expense included the amortized fair value of warrants issued to a finance company.

RESULTS OF OPERATIONS

     The following table sets forth the unaudited condensed consolidated results of operations as a percentage of net revenues for the three and six months ended December 31, 2002 and 2001.

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues
Cost of goods sold	65.0	56.0	61.0	56.3
Royalties, software costs, and license costs	42.9	16.5	44.3	15.7
Project abandonment costs	10.8	—	14.0	—

Total cost of revenues	118.7	72.5	119.3	72.0
Research and development (exclusive of amortization of deferred stock compensation)	3.4	2.6	6.7	3.2
Sales and marketing (exclusive of amortization of deferred stock compensation)	18.9	26.2	22.8	21.3
General and administrative (exclusive of amortization of deferred stock compensation)	10.7	10.4	14.3	9.0
Amortization of deferred stock compensation	0.6	1.9	1.0	2.4
Restructuring costs	8.0	—	5.7	—

Total costs and expenses	160.3	113.6	169.8	107.9

Loss from operations	(60.3)	(13.6)	(69.8)	(7.9)
Interest income	0.4	0.5	0.5	0.3
Interest expense	(1.2)	(6.9)	(1.7)	(6.7)
Other income	0.1	0.0	(0.1)	0.0

Net loss	(61.0)%	(20.0)%	(71.1)%	(14.3)%

* Amortization of deferred stock compensation:
Research and development	0.1%	0.3%	0.1%	0.4%
Sales and marketing	0.0	0.1	0.1	0.2
General and administrative	0.5	1.5	0.8	1.8

	0.6%	1.9%	1.0%	2.4%

Net revenues

Net revenues were $22.0 million and $30.7 million for the three and six months ended December 31, 2002, respectively, compared to $18.9 million and $29.7 million for the comparable periods in 2001, respectively. During the three and six months ended December 31, 2002 we released 11 and 16 new products, respectively, compared to six and 11 new products in the comparable periods in 2001, respectively.

During the three months ended December 31, 2002, we released the following products: Reign of Fire for the Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube and Nintendo Game Boy Advance, Dexter’s Laboratory: Chess Challenge and Powerpuff Girls Him and Seek for the Nintendo Game Boy Advance, Powerpuff Girls Relish Rampage and Runabout 3 for the Sony PlayStation 2 and Winnie The Pooh Pre School, Winnie the Pooh Kindergarden and My Disney Kitchen for the Sony Playstation.

Net revenues by geographical region for the three and six months ended December 31, 2002 and 2001 are summarized below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenues from unaffiliated customers:
North America	$14,773	$15,676	$22,062	$26,380
Europe	7,073	1,841	8,492	1,849
Other	159	1,397	191	1,512

Total net revenues	$22,005	$18,914	$30,745	$29,741

The following table sets forth our net revenues by customer representing more than 10% of each period’s net revenues for the three and six months ended December 31, 2002 and 2001 (percentages):

	Three months ended			Six months ended
	December 31,			December 31,

	2002	2001		2002	2001

Customer
Kmart	17%	*	%	15%	11%
Ubisoft	17	*		14	*
Toys “R” Us	12	30		12	26
Wal-Mart	*	10		*	*

Total net revenues by customer representing more than 10% of the period’s net revenues	46%	40%		41%	37%

*	less than 10%

Net revenues to Kmart in the three and six months ended December 31, 2002 were made under Kmart’s debtor-in-possession financing arrangement.

Cost of revenues

Cost of goods sold was $14.3 million, or 65% of net revenues, for the three months ended December 31, 2002 as compared to $10.6 million, or 56% of net revenues, for the comparable period in 2001, and $18.8 million, or 61% of net revenues, for the six months ended December 31, 2002 as compared to $16.7 million, or 56% of net revenues, for the comparable period in 2001. The increase in absolute dollars was due to increased sales of products. The decrease in percentage was primarily due to the sale of approximately $1.9 million of older products at prices approximating manufactured cost, and markdowns totaling $1.7 million offered to North American customers with a view to reducing channel inventory levels at December 31, 2002.

Royalties, software costs, and license costs were $9.4 million, or 43% of net revenues, for the three months ended December 31, 2002 as compared to $3.1 million, or 17% of net revenues, for the comparable period in 2001, and $13.6 million, or 44% of net revenues, for the six months ended December 31, 2002 as compared to $4.7 million, or 16% of net revenues, for the comparable period in 2001. The increase in absolute dollars and as a percentage of revenue was due to a number of factors, including the write down of the carrying values of a number of ongoing development projects as a result of reduced future sales volumes and prices anticipated on those products, and the sale of next generation products, which have higher development costs than handheld products.

Project abandonment costs were $2.4 million, or 11% of net revenues, for the three months ended December 31, 2002 as compared to $0 for the comparable period in 2001, and $4.3 million, or 14% of net revenues, for the six months ended December 31, 2002 as compared to $0 for the comparable period in 2001. During the three and six months ended December 31, 2002 we abandoned two and six projects respectively.

Research and development

Research and development expenses were $755,000, or 3% of net revenues, for the three months ended December 31, 2002, compared to $492,000, or 3% of net revenues, for the comparable period in 2001, and $2.0 million, or 7% of net revenues, for the six months ended December 31, 2002, compared to $941,000, or 3% of net revenues, for the comparable period in 2001. The increase was primarily because of increased headcount and quality assurance costs.

Sales and marketing

Sales and marketing expenses were $4.2 million, or 19% of net revenues, for the three months ended December 31, 2002, compared to $5.0 million, or 26% of net revenues, for the comparable period in 2001. The decrease was primarily as a result of decreased television marketing activities in North America, offset by increased marketing efforts in Europe and increased headcount.

Sales and marketing expenses were $7.0 million, or 23% of net revenues, for the six months ended December 31, 2002, compared to $6.3 million, or 21% of net revenues, for the comparable period in 2001. The increase was primarily as a result of increased headcount and increased marketing activities in Europe.

General and administrative

General and administrative expenses were $2.3 million, or 11% of net revenues, for the three months ended December 31, 2002, compared to $2.0 million, or 10% of net revenues, for the comparable period in 2001. During the three months ended December 31, 2002 we incurred $900,000 of credit insurance premiums on sales made to Kmart. During the three months ended December 31, 2001, we provided a bad debt allowance of $1.1 million against our long-term receivable from Kmart. Excluding these costs, the increase in general and administrative expenses were due to increased professional fees and facilities costs.

General and administrative expenses were $4.4 million, or 14% of net revenues, for the six months ended December 31, 2002, compared to $2.7 million, or 9% of net revenues, for the comparable period in 2001. During the six months ended December 31, 2002 we incurred $900,000 of credit insurance on sales made to Kmart, and increased our bad debt allowance against our Kmart long-term receivable by $547,000. During the six months ended December 31, 2001, we provided a bad debt allowance of $1.1 million against our long-term receivable from Kmart. Excluding these costs, the increase in general and administrative expenses were due to increased professional fees and facilities costs.

Amortization of deferred stock compensation

Amortization of deferred stock compensation was $133,000, or 1% of net revenues, for the three months ended December 31, 2002, compared to $361,000, or 2% of net revenues, for the comparable period in 2001, and $294,000, or 1% of net revenues, for the six months ended December 31, 2002 compared to $713,000, or 2% of net revenues, for the comparable period in 2001. Amortization of deferred stock compensation resulted from using the multiple option award valuation and amortization approach, which is an accelerated amortization method to account for compensatory stock options granted to employees and directors during the six months ended September 30, 2001. We expect to amortize $207,000 during the remainder of fiscal 2003, $232,000 during fiscal 2004 and $56,000 during fiscal 2005.

Restructuring costs

Restructuring costs were $1.8 million, or 8% of net revenues, for the three months ended December 31, 2002, compared to $0 for the comparable period in 2001, and $1.8 million, or 6% of net revenues, for the six months ended December 31, 2002 compared to $0 for the comparable period in 2001. Restructuring costs comprised headcount reduction severance payments of $254,000, and costs of $1.6 million incurred upon the disposal of our London development studio, including directly attributable project abandonment costs of $1.3 million.

Interest income

Interest income was $79,000 for the three months ended December 31, 2002, compared to $91,000 for the comparable period in 2001. Interest income in each period relates to interest earned on funds deposited in money market accounts and decreased because of lower money market account balances.

Interest income was $143,000 for the six months ended December 31, 2002, compared to $96,000 for the comparable period in 2001. Interest income increased as a result of the investment of funds raised in our initial public offering completed in November 2001.

Interest expense

Interest expenses were $258,000, or 1% of net revenues, for the three months ended December 31, 2002, compared to $1.3 million, or 7% of net revenues, for the comparable period in 2001, and $526,000, or 2% of net revenues, for the six months ended December 31, 2002, compared to $2.0 million, or 7% of net revenues, for the comparable period in 2001. Interest expense decreased as a result of our operating under our less expensive short-term borrowing line during 2002.

Other income (expense)

Other income (expense) was $19,000 income for the three months ended December 31, 2002, compared to $8,000 income for the comparable period in 2001, and $24,000 expense for the six months ended December 31, 2002, compared to $7,000 income for the comparable period in 2001. Other income (expense) comprised exchange gains and losses.

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

Net cash used in operating activities was $12.4 million for the six months ended December 31, 2002, compared to $16.3 million for the comparable period in 2001. For the six months ended December 31, 2002 and 2001, net cash used in operating activities was the result of net losses, net of depreciation, amortization, provision for price protection and cooperative advertising, offset by net increases in operating assets, primarily prepaid royalties, capitalized software costs and licensed assets.

Net cash provided by investing activities was $7.9 million for the three months ended December 31, 2002, compared to net cash used in investing activities of $4.9 million for the comparable period in 2001. Net cash provided by investing activities during the six months ended December 31, 2002, consisted primarily of the sale of short-term investments, offset by the purchases of property and equipment. For the comparative period, net cash used in investing activities consisted of the purchase of short-term investments and property and equipment, offset by decreases in other assets.

Net cash provided by financing activities was $2.1 million for the six months ended December 31, 2002, compared to net cash provided by financing activities of $41.7 million for the comparable period in 2001. Net cash provided by financing activities during the six months ended December 31, 2002 consisted mostly of net advances under a finance agreement with a finance company. For the comparable period, net cash provided by financing activities consisted mostly of net proceeds on the sale of 5.75 million shares of common stock in our initial public offering completed in November 2001, and the issuance of common stock arising from the exercise of warrants.

In February 2002, we entered into a two year factoring agreement (the “Agreement”) with a finance company, pursuant to which we assign our North American receivables to the finance company. The finance company is responsible for collecting customer receivables, and upon collection, remits the funds to us, less a service fee. Under the Agreement, we may obtain advances, subject to the finance company’s discretion and our compliance with certain liquidity covenants, in the form of cash or as collateral for letters of credit, up to a maximum of 75% of outstanding domestic receivables at any point in time. As of December 31, 2002, we no longer met the liquidity covenants under the Agreement, and accordingly we may not be able to obtain further advances under the Agreement.

Under the terms of the Agreement, we pay a service fee on all receivables assigned, with a minimum annual fee of $150,000, and interest at prime plus 1% on all cash sums advanced. All fees are included in interest expense. We bear the collection risk on our accounts receivable that are assigned, unless the finance company approves the receivable at the time of assignment, in which case the finance company bears the risk. The finance company has a security interest in our accounts receivable, inventory, fixed assets and intangible assets. As of December 31, 2002, we had advances of $3.4 million outstanding under the Agreement.

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

As of December 31, 2002 we had no letters of credit outstanding. At June 30, 2002 we had outstanding letters of credit issued of $2.3 million.

As of December 31, 2002 we had cash and cash equivalents of $2.3 million. As of June 30, 2002, we had cash and cash equivalents of $4.7 million and short-term investments of $8.2 million.

During the six months ended December 31, 2002, we used cash in operating activities of $12.4 million and incurred a net loss of $21.9 million. As of December 31, 2002, we had cash and cash equivalents of $2.4 million and an accumulated deficit of $45.5 million. During the quarter ended December 31, 2002, we undertook measures to reduce spending and restructured our operations. In 2003, we retained the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and securing additional financing. We may need to consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via the sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any such merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next 12 months.

Capital expenditures were $309,000 and $467,000 for the six months ended December 31, 2002 and 2001, respectively. We did not have any material commitments for capital expenditures at any of those dates.

Our principal commitments at December 31, 2002 comprised of operating leases, guaranteed royalty payments and contractual marketing commitments. At December 31, 2002, we had commitments to spend $1.7 million under operating leases, prepay $1.9 million for royalties under agreements with various content providers and spend $2.9 million in advertising on the networks and websites of these content providers. Of these amounts, $4.4 million must be paid no later than December 31, 2003. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers. In January 2003 we granted, subject to landlord’s consent, an underlease on our London premises.

RISK FACTORS

In addition to the other information in this Report, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully enter into a merger or acquisition with another entity or secure additional financing, we may not have sufficient cash to continue operations for the next 12 months.

In 2003, we retained the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and securing additional financing. We may need to consummate one or a combination of the potential strategic alternative, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any such merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we may not have sufficient resources to continue operations for the next 12 months.

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

We incurred net losses of $21.9 million in the six months ended December 31, 2002 and $15.7 million for the year ended June 30, 2002. We will need to generate significant revenues and control expenses to achieve profitability. There can be no assurance that our revenues will grow in the future or that we will achieve sufficient revenues for profitability.

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

Our expense levels are based, in part, on our expectations regarding future sales. Therefore, our operating results would be, and historically have been, harmed by a decrease in sales, price erosions and a failure to meet our sales expectations. Uncertainties associated with interactive entertainment software development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship. These and other factors could harm our business and have a material adverse effect on our operating results.

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

Pursuant to a license agreement with a production company, we are obligated to issue 68,738 shares of our common stock after the release of any film for which we elect to produce interactive entertainment software products, up to 10 films or 687,375 shares of common stock. To date, we have elected to produce titles for three films and have issued 137,476 shares under this agreement for an aggregate value of $816,000. We are required to issue these shares when the films are released and will then incur a non-cash charge. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on its share price at a future point in time, but they may be substantial. All of the non-cash charges on the shares issued under the agreement had been amortized as of December 31, 2002.

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we incurred a non-cash charge of $354,000, which is being amortized on a straight-line basis over five years. This amortization commenced in October 2000 and we had amortized $154,000 as of December 31, 2002. In connection with these warrants, an additional non-cash charge of $278,000 was amortized during the three months ended December 31, 2002 on the release of a subject title. A further non-cash charge of $278,000 will be amortized over a period, expected to be between three to six months, commencing on the release of a second subject title, which is expected to be released in the first fiscal quarter of 2005.

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

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we granted a warrant to purchase up to 200,000 shares of our common stock, of which 15,000 became immediately exercisable upon the signing of the agreement. The remaining 185,000 will only become exercisable, in multiples of either 4,625 or 13,875 shares, upon certain future events occurring relating to the development and release of products. Upon the warrant for 15,000 shares becoming exercisable, we incurred a non-cash charge of $29,000, which is being amortized on a straight-line basis over five years. This amortization commenced in May 2002 and we had amortized $3,000 as of December 31, 2002. We will incur additional non-cash charges as the remaining 185,000 shares become exercisable. Upon release of the software products on which the warrants are exercisable, we will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time. Each of these future charges will affect our gross margins and profitability.

RISKS RELATED TO OUR BUSINESS

Our ability to effectuate a financing transaction to fund our operations could impair the value of your investment, and we cannot assure you that we will be able to meet our future capital requirements.

If we are not acquired by or merge with another entity, we may need to consummate a financing transaction pursuant to which we receive additional liquidity. This additional financing may take the form of us raising additional capital through public or private equity offerings or debt financing. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we cannot effectuate a financing transaction to raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking protection under federal bankruptcy laws.

We depend on a relatively limited number of products for a significant portion of our revenues.

A significant portion of our revenues is derived each quarter from a relatively limited number of products that were released in that quarter or the or in the immediately preceding quarter. During the three months ended December 31, 2002, sales of four products each accounted for between 13% and 19% of our net revenues, while during the six months ended December 31, 2002, sales of four products each accounted for between 10% and 16% of our net revenues. During the three months ended December 31, 2001, sales of five products each accounted for between 11% and 25% of our net revenues, while during the six months ended December 31, 2001, sales of three products each accounted for between 10% and 16% of our net revenues. We expect that a limited number of products will continue to produce a disproportionately large amount of our net revenues. Due to this dependence on a limited number of brands, the failure of one or more products to achieve anticipated results could, and in the past has, significantly harmed our business and operating results.

Our market is characterized by changing consumer preferences and short product life cycles. To compete effectively we must continually introduce new products that achieve market acceptance.

The interactive entertainment software market is characterized by short product life cycles, changing consumer preferences and frequent introduction of new products. We believe that our success will be dependent on the production of successful titles on a continuous basis. We cannot assure you that new products introduced by us will achieve significant market acceptance or that such acceptance, if achieved, will be sufficient to permit us to recover development and other associated costs. Consumer preferences for interactive entertainment software products are continually changing and are difficult to predict. Even the most successful titles remain popular for only limited periods of time, often less than six months. The life cycle of a game generally consists of a relatively high level of sales during the first few months after introduction, followed by a decline in sales, and price erosion. Accordingly, we expect that substantially all of our net sales for a particular year will be generated by titles released in that year and in the latter part of the prior year.

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

The interactive entertainment industry is also characterized by rapid technological change. For example, the 128-bit hardware platform was released within five years of the release of the 64-bit hardware platform. As a result, we must continually anticipate these changes and adapt our offerings to emerging hardware platforms and evolving consumer preferences. Generally, because of the length of the development cycle, our development efforts must begin well in advance of the release of new hardware platforms in order to introduce titles on a timely basis with the release of such hardware platforms. Further, we have no control over the release dates of new hardware platforms or the number of units that will be shipped upon such release. It is difficult to ensure that our schedule for releasing new titles will coincide with the release of the corresponding hardware platforms. Additionally, if fewer than expected units of a new hardware platform are produced or shipped, such as occurred with Microsoft’s Xbox and Nintendo’s Gamecube and Game Boy Advance, developers of titles for those hardware platforms may experience lower than expected sales.

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

Our sales are dependent on, among other factors, the popularity and unit sales of the interactive entertainment hardware platforms of the various manufacturers. The interactive entertainment industry has experienced periods of significant growth in consumer interest and popularity, followed by periods in which consumer demand for interactive entertainment products has slowed. Unexpected shortfalls in the market acceptance of a particular hardware platform, such as occurred with Microsoft’s Xbox and Nintendo’s Gamecube and Game Boy Advance, can and have significantly harmed consumer demand for titles released or scheduled for release for that hardware platform. Therefore, we are dependent upon the successful marketing efforts of the manufacturers of the various hardware platforms to meet financial expectations.

Over 48% of our net revenues are derived from sales to our four largest customers. We could be adversely affected if any of them reduced or terminated their purchases from us or did not pay their obligations to us.

Revenues from our four largest customers collectively accounted for 55% and 48% of our net revenues for the three and six months ended December 31, 2002, respectively, as compared to 53% of our net revenues for both the three and six months ended December 31, 2001. As of December 31, 2002, four customers each accounted for between 10% and 30% of our net accounts receivable, and as of December 31, 2001, four customers each accounted for between 8% and 32% of our net accounts receivable. We have no written agreements or other understandings with any of our customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would harm us.

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

Many of our titles, such as those from our Powerpuff Girls series, Dexter’s Laboratory, Ecks v Sever and Reign of Fire are based upon entertainment properties licensed from third parties. We cannot assure you that we will be able to obtain new licenses, or renew existing ones, on reasonable terms, if at all. If we are unable to obtain licenses for the properties which we believe offer significant consumer appeal, we would be required to obtain licenses for less popular properties or would have to develop all of our titles based upon internally developed concepts. To the extent a licensed property is less popular than we anticipate, or is unsuccessful, sales of titles based on that property may be negatively impacted. We have in the past experienced unsuccessful titles based on properties that we licensed from third parties. Titles based on less popular properties, or on internally developed concepts typically require greater marketing expense in order to establish brand identity and may not achieve broad market acceptance or prove to be successful.

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

If our common stock is delisted from The Nasdaq National Market, the liquidity and price of our common stock may be adversely affected.

Our common stock is listed on The Nasdaq National Market. In order for our common stock to continue to be quoted on The Nasdaq National Market, however, we must continue to satisfy specified listing maintenance standards established by The Nasdaq Stock Market, including (i) required levels of total assets, net tangible assets, stockholders’ equity or revenues, (ii) minimum market value of our public float and (iii) a minimum bid price per share.

We have received two letters from The Nasdaq Stock Market notifying us that our common stock failed to meet certain listing maintenance standards. The first letter from Nasdaq advised us that our common stock failed to maintain the required minimum bid price of $1.00 per share over a period of 30 consecutive trading days and that we will have until February 18, 2003 to regain compliance with the requirements; that is, our common stock must close above $1.00 per share for 10 consecutive trading days, or it will be subject to delisting from The Nasdaq National Market. If we are unable to regain compliance with these listing requirements during the cure period, Nasdaq will provide us with a staff determination letter of delisting. We may then file for an extension or exception to comply with The Nasdaq National Market listing requirements, which Nasdaq may grant if it deems appropriate. Otherwise our common stock will be delisted from The Nasdaq National Market.

The second letter from The Nasdaq Stock Market advised us that our common stock failed to maintain the minimum market value of $5 million over a period of 30 consecutive trading days and that we will have until March 4, 2003 to regain compliance with the requirements; that is, the publicly held shares of our common stock, other than shares held by our officers or directors or by beneficial owners of 10% or more of our common stock, must equal or exceed the minimum market value of $5 million for 10 consecutive trading days, or our common stock will be subject to delisting from The Nasdaq National Market. If we are unable to regain compliance with these listing requirements during the cure period, Nasdaq will provide us with a staff determination letter of delisting. We may then file for an extension or exception to comply with The Nasdaq National Market listing requirements, which Nasdaq may grant if it deems appropriate. Otherwise our common stock will be delisted from The Nasdaq National Market.

We currently intend to transfer our common stock to the Nasdaq SmallCap Market. To transfer, we must satisfy the continued inclusion requirements for the Nasdaq SmallCap Market, which make available an extended grace period for the minimum $1.00 bid price requirement and has a minimum market value requirement of $1 million. If we submit a transfer application and pay the applicable listing fee by February 18, 2003, initiation of delisting proceedings will be stayed pending the review of the transfer application. If the transfer application is approved, we will have until May 19, 2003 to regain compliance. If at this date, our common stock is in compliance with the initial listing requirements of the Nasdaq SmallCap Market, we will be granted an additional 180 day grace period, or until November 13, 2003, for compliance with the $1.00 per share minimum bid requirement. In the event that the bid price of our common stock maintains the $1.00 per share requirements for 30 consecutive trading days by November 13, 2003, we may be eligible to transfer back to the Nasdaq National Market. If the transfer application is not approved, we will receive notification that our common stock will be delisted. At that time, we would have the opportunity to appeal Nasdaq's decision to delist our common stock.

If our common stock is delisted from The Nasdaq National Market, our common stock would trade on either The Nasdaq SmallCap Market (if the relevant listing requirements are met and the requisite transfer application is approved) or on the Over-The-Counter Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from The Nasdaq National Market could adversely affect the liquidity and price of our common stock and could have a long-term impact on our ability to raise additional capital in the future. In addition, we would incur additional costs under state blue sky laws to sell shares of our common stock if it is delisted from The Nasdaq National Market.

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

INTEREST RATE RISK

We do not consider our cash and cash equivalents to be subject to interest rate risk due to the short maturities of the instruments in which we have invested. We are exposed to interest rate risk on our financing arrangement with a finance company. We do not enter into derivative securities or other financial instruments for trading or speculative purposes. We estimate that a 10% change in interest rates would have impacted our results of operations by less than $50,000 for the six months ended December 31, 2002.

INFLATION

Inflation has not had a material adverse effect on our results of operations; however, our results of operations may be materially and adversely affected by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a – 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing of this report (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)  Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS – Not Applicable

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

As of December 31, 2002, there were 14,668,676 shares of our common stock issued and outstanding, and no shares of our preferred stock issued and outstanding.

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

After deducting the underwriting discounts and commissions and the estimated expenses incurred in connection with the Offering, we received net proceeds of approximately $39.2 million. Of these proceeds, $2.4 million was unused as of December 31, 2002, and was held as cash and cash equivalents. The following summarizes the use of the remaining $36.8 million:

•	$24.1 million for product development

•	$6.0 million for expansion of sales and marketing activities

•	$6.7 million for additional working capital, including payment of $400,000 of accrued salaries owed to members of our executive management.

ITEM 3. DEFAULTS UPON SENIOR NOTES – Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 13, 2002, the registrant held its annual meeting of stockholders. Of 14,668,676 shares eligible to vote, 13,369,759 votes were returned, or 91%, formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal No. 1 – Election of directors, Proposal No. 2 – Approval of an amendment to the registrant’s 2000 Stock Incentive Plan increasing the number of shares of common stock authorized for issuance under the Plan by an additional 1,972,500 shares, and Proposal No. 3 – Ratification of appointment of independent accountants.

The results of voting on these proposals are as follows:

Proposal No. 1 – Election of Directors

Director	For	Against	Elected

Mark Dyne	13,331,705	38,054	Yes
Robert E. Lloyd	13,343,705	26,054	Yes
David E. Tobin	13,321,605	48,154	Yes

Proposal No. 2 – Approval of an amendment to the registrant’s 2000 Stock Incentive Plan increasing the number of shares of common stock authorized for issuance under the Plan by an additional 1,972,500 shares.

     Proposal No. 2 was approved with 8,700,395 shares voted for, 465,159 voted against, and 116,838 abstained from voting thereby approving the amendment to the registrant’s 2000 Stock Incentive Plan increasing the shares of common stock authorized for issuance under the Plan from 1,527,500 shares to 3,500,000 shares.

Proposal No. 3 – Ratification of appointment of independent accountants.

     Proposal No. 3 was approved with 13,330,640 shares voted for, 34,519 voted against, and 4,600 abstained from voting thereby approving the ratification of appointment of Deloitte & Touche LLP as independent accountants to provide audit services to the registrant and its subsidiaries for the fiscal year ending June 30, 2003.

ITEM 5. OTHER INFORMATION – Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.3	Amended Employment Agreement dated as of November 21, 2002 between the Registrant and Raymond C. Musci.

10.4	Amended Employment Agreement dated as of November 21, 2002 between the Registrant and Anthony R. Williams.

10.5	Amended Agreement For Chairman of the Board of Directors dated as of November 21, 2002 between the Registrant and Robert W. Holmes, Jr.

10.6	Agreement for Sale of Assets dated as of January 14, 2003 among BAM Studios (Europe) Limited, a subsidiary of the Registrant, VIS Entertainment PLC, BAM Entertainment Limited, a subsidiary of the Registrant, and the Registrant.

99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On November 21, 2002 under Item 5 – Other Events. Regarding the issuance of a press release on November 20, 2002 announcing that the registrant had received notification from the Nasdaq Stock Market, Inc. indicating that it had failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450 (a) (5), and that its common stock is, therefore, subject to future proceedings regarding delisting from the Nasdaq National Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAM! ENTERTAINMENT, INC.

Date: February 14, 2003	By:	/S/ RAYMOND C. MUSCI Raymond C. Musci Chief Executive Officer

Date: February 14, 2003	By:	/S/ STEPHEN M. AMBLER Stephen M. Ambler Chief Financial Officer and Vice President of Finance

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

Date: February 14, 2003

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

Date: February 14, 2003

/S/ STEPHEN M. AMBLER Stephen M. Ambler, Chief Financial Officer and Vice President of Finance