Form 10-Q
period 2003-03-31
BAM ENTERTAINMENT INC
filed 2003-05-14
CIK 1132809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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

(408) 298-7500
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock $0.001 par value	Nasdaq SmallCap Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [ ]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 13, 2003:
14,678,290

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	June 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,782	$4,726
Short-term investments	—	8,185
Accounts receivable, net of allowance of $3,024 as of March 31, 2003 and $3,720 as of June 30, 2002	2,590	10,183
Inventories	2,334	3,945
Prepaid royalties, capitalized software costs and licensed assets, net	8,791	12,858
Prepaid expenses and other	1,806	2,539

Total current assets	17,303	42,436
Prepaid royalties, capitalized software and licensed assets, net of current portion	1,179	5,467
Property and equipment, net	675	987
Long-term receivable, net of allowance of $1,627 as of March 31, 2003 and $1,080 as of June 30, 2002	—	547
Other assets	54	30

Total assets	$19,211	$49,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,941	$4,755
Short-term borrowings	—	1,359
Royalties payable	1,146	528
Accrued compensation and related benefits	851	972
Accrued software costs	800	1,488
Accrued expenses – other	1,021	1,509

Total current liabilities	6,759	10,611
Stockholders’ equity:
Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 14,678,290 and 14,582,756 as of March 31, 2003 and June 30, 2002, respectively	15	15
Additional paid-in capital	62,982	62,988
Deferred stock compensation	(325)	(789)
Accumulated deficit	(50,592)	(23,618)
Accumulated other comprehensive income	372	260

Total stockholders’ equity	12,452	38,856

Total liabilities and stockholders’ equity	$19,211	$49,467

     See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenues	$2,866	$7,017	$33,611	$36,758
Costs and expenses:
Cost of revenues
Cost of goods sold	1,962	5,290	20,714	22,036
Royalties, software costs, and license costs	1,871	2,758	15,497	7,433
Project abandonment costs	1,032	275	5,343	275

Total cost of revenues	4,865	8,323	41,554	29,744
Research and development (exclusive of amortization of deferred stock compensation)	527	692	2,575	1,633
Sales and marketing (exclusive of amortization of deferred stock compensation)	1,186	1,831	8,198	8,156
General and administrative (exclusive of amortization of deferred stock compensation)	1,385	1,724	5,777	4,413
Amortization of deferred stock compensation*	44	360	338	1,073
Restructuring costs	8	—	1,761	—

Total costs and expenses	8,015	12,930	60,203	45,019

Loss from operations	(5,149)	(5,913)	(26,592)	(8,261)
Interest income	3	135	146	231
Interest expense	(50)	(440)	(576)	(2,459)
Other income (expense)	72	(15)	48	(8)

Net loss	$(5,124)	$(6,233)	$(26,974)	$(10,497)

Net loss per share:
Basic and diluted	$(0.35)	$(0.43)	$(1.84)	$(1.34)

Shares used in computation:
Basic and diluted	14,672	14,574	14,645	7,809

* Amortization of deferred stock compensation:
Research and development	$(51)	$55	$(27)	$169
Sales and marketing	(25)	24	(9)	73
General and administrative	120	281	374	831

	$44	$360	$338	$1,073

     See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(26,974)	$(10,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,473	7,267
Provision for bad debts, sales returns, price protection and cooperative advertising	12,249	8,982
Consulting services performed in exchange for stock options	12	62
Issuance of common stock warrants to a developer	4	—
Other	(52)	17
Changes in operating assets and liabilities:
Accounts receivable	(3,630)	(11,244)
Inventories	1,880	(4,422)
Prepaid expenses and other	819	(1,454)
Prepaid royalties, capitalized software costs and licensed assets	(12,206)	(13,915)
Accounts payable – trade	(2,433)	5,215
Royalties payable	532	(33)
Accrued compensation and related benefits	(121)	(141)
Accrued software costs	(762)	1,068
Accrued expenses – other	(597)	2,334

Net cash used in operating activities	(9,806)	(16,761)

Cash flows from investing activities:
Sale of property and equipment	153	—
Purchase of property and equipment	(338)	(700)
Sale of short-term investments	8,185	—
Purchase of short-term investments	—	(9,748)
(Increase) decrease in other assets	(24)	1,730

Net cash provided by (used in) investing activities:	7,976	(8,718)

Cash flows from financing activities:
Advances under short-term borrowings	8,628	17,699
Repayments of short-term borrowings	(9,987)	(21,863)
Net proceeds from issuance of stock in initial public offering	—	39,243
Net proceeds from exercise of warrants	—	529
Net proceeds from exercise of stock options	—	9
Net proceeds from issuance of stock under employee stock purchase plan	27	25

Net cash (used in) provided by financing activities	(1,332)	35,642

Net (decrease) increase in cash and cash equivalents	(3,162)	10,163
Net effect on cash and cash equivalents from change in exchange rates	218	—
Cash and cash equivalents, beginning of period	4,726	2,170

Cash and cash equivalents, end of period	$1,782	$12,333

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

The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on June 30, 2003.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2002, together with management’s discussion and analysis of financial condition and results of operations, contained in Bam’s 2002 Annual Report and Form 10-K.

These condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these condensed financial statements, during the nine months ended March 31, 2003, Bam used cash in operating activities of $9.8 million and incurred a net loss of $27.0 million. As of March 31, 2003, Bam had cash and cash equivalents of $1.8 million and its accumulated deficit was $50.6 million. These factors, among others, raise substantial doubt about Bam’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should Bam be unable to continue as a going concern.

During the nine months ended March 31, 2003, Bam undertook measures to reduce spending and restructured its operations. In February 2003 Bam retained the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist it in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. Bam needs to either consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of its assets, in order to satisfy its future liquidity requirements. Current market conditions present uncertainty as to Bam’s ability to effectuate any such merger or acquisition or secure additional financing, as well as its ability to reach profitability. There can be no assurances that Bam will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to Bam’s ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about Bam’s ability to implement its operating plan and Bam may have to further reduce the scope of its planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy Bam’s liquidity requirements, Bam will not have sufficient resources to continue operations for the next six months.

As of March 31, 2003, Bam had $7.6 million, $2.1 million and $298,000 of capitalized development costs, prepaid royalties and non-cash licensed assets, respectively, related to software development projects in progress. Should Bam not be able to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of these development projects in progress might have to be abandoned and the related costs would have to be written off.

2.	INCOME TAXES

Bam accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Bam’s financial statements or tax returns. In estimating future tax consequences, Bam generally considers all expected future events other than enactments of changes in the tax law or rates. Franchise taxes are classified as general and administrative expense.

3.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock shares and common stock share equivalents outstanding during the period. Potential common shares consist of warrants and stock options, using the treasury stock method. Potential common shares are excluded from the computation, if their effect is antidilutive, as was the case for the three and nine months ended March 31, 2003 and 2002, respectively.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss	$(5,124)	$(6,233)	$(26,974)	$(10,497)

Calculation of basic net loss per share:
Weighted average number of common stock shares outstanding – basic and diluted	14,672	14,574	14,645	7,809

Net loss per share – basic and diluted	$(0.35)	$(0.43)	$(1.84)	$(1.34)

4.	COMPREHENSIVE LOSS

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130), requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Comprehensive loss, as defined, includes all changes in equity during a period from nonowner sources.

The components of comprehensive loss for the three and nine months ended March 31, 2003 and 2002 were as follows (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss	$(5,124)	$(6,233)	$(26,974)	$(10,497)
Change in accumulated translation adjustment	16	32	164	17
Change in unrealized gain on available-for-sale marketable securities	—	—	(52)	—

Comprehensive loss	$(5,108)	$(6,201)	$(26,862)	$(10,480)

5.	STOCK BASED COMPENSATION

Bam accounts for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and has elected to follow the “disclosure only” alternative prescribed by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Unearned compensation is amortized using the multiple option award valuation and amortization approach method and expensed over the vesting period of the respective options.

The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss	$(5,124)	$(6,233)	$(26,974)	$(10,497)
Add: Stock-based employee compensation expense included in net loss	44	360	338	1,073
Less: Total stock-based employee compensation expense under fair value method for all awards	(560)	(606)	(1,412)	(1,673)

Pro forma net loss	$(5,640)	$(6,479)	$(28,048)	$(11,097)

Basic and diluted net loss per share – as reported	$(0.35)	$(0.43)	$(1.84)	$(1.34)

Basic and diluted net loss per share – pro forma	$(0.38)	$(0.44)	$(1.92)	$(1.42)

6.	RESTRUCTURING COSTS

In November 2002, Bam initiated a restructuring of its operations. As part of the restructuring, Bam reduced its headcount across all departments, by a total of 30 employees. Bam also transferred, under UK law, an additional 12 product development employees to VIS Entertainment plc upon the sale of its London based studio in January 2003. Bam accounts for restructuring costs in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Prior to January 1, 2003 Bam accounted for restructuring costs in accordance with Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring).

Restructuring costs, which included employee severance payments, write down costs on property and equipment, project abandonment costs on development projects cancelled as a direct result of the disposal of the London based studio, and legal fees associated with the disposal of the London based studio, for the three and nine months ended March 31, 2003, were as follows (in thousands):

	Three months ended
	March 31, 2003

		Restructuring costs
	Restructuring costs	expensed in the	Restructuring costs	Restructuring costs
	unpaid as of	three months ended	paid as of	unpaid as of
	December 31, 2002	March 31, 2003	March 31, 2003	March 31, 2003

Nature of restructuring costs:
Employee severance costs	$110	$21	$116	$15
Property and equipment writedowns	—	(13)	(13)	—
Project abandonment costs	—	—	—	—
Legal fees	32	—	19	13

Total	$142	$8	$122	$28

	Nine months ended
	March 31, 2003

		Restructuring costs
	Restructuring costs	expensed in the	Restructuring costs	Restructuring costs
	unpaid as of	nine months ended	paid as of	unpaid as of
	June 30, 2002	March 31, 2003	March 31, 2003	March 31, 2003

Nature of restructuring costs:
Employee severance costs	$—	$276	$261	$15
Property and equipment writedowns	—	102	102	—
Project abandonment costs	—	1,302	1,302	—
Legal fees	—	62	49	13
Other	—	19	19	—

Total	$—	$1,761	$1,733	$28

7.	SHORT-TERM INVESTMENTS

Bam classifies all of its short-term investments as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. Bam had no short-term investments at March 31, 2003. Short-term investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive income.

8.	INVENTORIES

Inventories, which consist primarily of finished goods, are stated at the lower of cost (based upon the first-in, first-out method) or market value. Bam estimates the net realizable value of slow moving inventories on a product-by-product basis and charges any excess of cost over net realizable value to cost of revenues.

9.	LONG-TERM RECEIVABLE

On January 22, 2002 Kmart, a customer of Bam, filed voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. On January 22, 2002 Bam had an accounts receivable balance from Kmart of $1.7 million. Bam was an unsecured creditor, and as such was at risk of not recovering in full its accounts receivable balance. Accordingly, in the third quarter of fiscal 2002 Bam recorded an allowance of $1.1 million against the receivable. As Kmart stated that at earliest it would complete its reorganization in May 2003, Bam classified the receivable, net of allowance, as a long-term asset.

In the quarter ended September 30, 2002 Bam reevaluated and increased the allowance to cover the full accounts receivable balance.

Subsequent to January 22, 2002 Kmart arranged debtor-in-possession financing and Bam sold product to Kmart under this arrangement. Bam also purchased credit insurance for sales made to Kmart in the two months ended November 30, 2002 at a cost of $900,000. Credit insurance costs are included in general and administrative expense.

Accounts receivables under the debtor-in-possession financing are classified in current assets.

Kmart completed its reorganization and emerged from chapter 11 on May 6, 2003.

10.	SHORT-TERM BORROWINGS

In February 2002, Bam entered into a two year factoring agreement (the “Agreement”) with a finance company, whereby Bam assigns its North American receivables to the finance company. The finance company is responsible for collecting customer receivables, and upon collection, remits the funds to Bam, less a service fee. Under the Agreement, Bam may obtain advances, subject to the finance company’s discretion and Bam’s compliance with certain liquidity covenants, in the form of cash or as collateral for letters of credits, up to a maximum of 75% of outstanding domestic receivables at any point in time. At March 31, 2003 Bam did not meet the Agreement’s liquidity covenants and had no sums advanced under the Agreement. Bam may not be able to obtain further advances until it is in compliance with the liquidity covenants.

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

11.	COMMON STOCK

As more fully described in Note 14, in September 2002 Bam issued 68,738 shares of common stock pursuant to a license agreement with a production company. Bam capitalized the cost of this issuance at the fair market value of the common stock, equal to $70,000, and is amortizing this amount to royalties, software costs, license costs and project abandonment over the life of the products after release. Bam previously issued 68,738 shares of common stock pursuant to this license agreement in April 2001. During the three and nine months ended March 31, 2003, $0 and $70,000, respectively, was amortized to royalties, software costs, and license costs. During the three and nine months ended March 31, 2002, no costs were amortized to royalties, software costs, and license costs.

12.      WARRANTS

There were outstanding warrants to purchase a total of 868,450 and 853,450 shares of common stock as of March 31, 2003 and June 30, 2002, respectively.

In connection with an agreement entered into with a production company during January 2002, Bam obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In connection with the agreement, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. Warrants are issued at the average closing price of Bam’s stock for the five days immediately prior to the date of issue, have a five year term from date of issue, and are fully vested and are immediately exercisable upon issuance. Bam issued warrants to purchase 5,000 shares of common stock in July 2002 under this agreement. The fair value of the warrant was estimated to be $7,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.7%; volatility of 88%; and no dividends during the expected term. The fair values of the warrants were capitalized to prepaid royalties, capitalized software costs and licensed assets and will be amortized over the life of the products (generally between three and six months) to which they relate when these products are released. Through March 31, 2003, Bam has issued warrants to the production company to purchase a total of 25,000 shares of common stock.

In January 2003, Bam issued a warrant to a developer to purchase up to 10,000 shares of common stock. The warrant was issued at the average closing price of Bam’s stock for the five days immediately prior to the date of issue, has a five year term from date of issue, and is fully vested and is immediately exercisable upon issuance. The fair value of the warrant was estimated to be $3,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.0%; volatility of 125%; and no dividends during the expected term. The fair value of the warrant was expensed to research and development in the three and nine months ended March 31, 2003.

13.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As defined by the requirements of Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information, Bam operates in one reportable segment: the development and publishing of interactive entertainment products.

Financial information by geographical region is summarized below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenues from unaffiliated customers:
North America	$2,618	$4,657	$24,680	$31,037
Europe	248	2,261	8,740	4,110
Other	—	99	191	1,611

Consolidated	$2,866	$7,017	$33,611	$36,758

Loss from operations:
North America	$(3,875)	$(3,883)	$(16,958)	$(5,670)
Europe	(1,274)	(2,030)	(9,634)	(2,591)

Consolidated	$(5,149)	$(5,913)	$(26,592)	$(8,261)

	March 31,	June 30,
	2003	2002

Identifiable assets:
North America	$34,837	$53,313
Europe	7,474	15,648
Intercompany items and eliminations	(23,100)	(19,494)

Total	$19,211	$49,467

Long-Lived assets:
North America	$1,614	$3,668
Europe	294	3,363

Total	$1,908	$7,031

14.	CONTINGENCIES

Under an agreement entered into between Bam and a production company, Bam has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. For each film (up to a total of 10 films) that Bam selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued to the production company following the theatrical release of each film for which Bam has developed a product, up to a maximum of 687,375 shares of common stock. As of March 31, 2003 Bam has elected to produce software products for three films pursuant to this agreement. One of these films had its theatrical release during the year ended June 30, 2001 and another had its theatrical release during the nine months ended March 31, 2003. Accordingly, Bam has issued 137,476 shares of common stock to the production company to date, of which 68,738 shares were issued during the nine months ended March 31, 2003. Bam is not required to issue stock on the remaining film until such time as the film is released, which is anticipated to be in the summer of calendar year 2004.

In connection with an agreement entered into with a separate production company during January 2002, under which Bam may produce software products based on certain properties owned by the production company, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. As of March 31, 2003, warrants to issue 25,000 shares of common stock have been issued under this agreement. The issuance of warrants on the remaining 25,000 shares of common stock is contingent upon certain future events occurring.

In connection with a first look agreement entered into with a production company in May 2002, Bam granted to the production company a warrant, with a ten year term from the date of issue, to purchase up to 200,000 shares of Bam’s common stock at an exercise price of $2.60, of which 15,000 shares became immediately exercisable upon the signing of the agreement, and the remaining 185,000 shares only become exercisable in multiples of 4,625 shares upon each election by Bam to produce a title based on any films, made for television movies, or television series produced from screenplays to be produced by the production company, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which Bam has developed a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable. Bam’s agreement expires upon the later of five years, and the earlier of either the theatrical release or television air-date of the tenth film or television series on which Bam bases a product, and eight years. The agreement was assigned by the production company to another production company in July 2002. This production company filed a lawsuit on March 27, 2003 for alleged claims of breach of contract and fraud against Bam. Bam believes the lawsuit is without merit and intends to vigorously defend against the suit, although it is too early to predict the outcome of the litigation and its effect on the likelihood that any of the remaining 185,000 shares will become exercisable in the future.

As of March 31, 2003 Bam had no letters of credit outstanding. At June 30, 2002, Bam had outstanding letters of credit issued of $2.3 million.

In January 2003, Bam completed the sale of the assets and operations of its London based development studio to VIS Entertainment plc (“VIS”), a UK based developer. As part of the sale Bam granted VIS a sublease to its London premises. This sublease is subject to the landlord’s consent, which has yet to be received. VIS has an option to determine the tenancy of the sublease upon the later of November 30, 2003 and the determination of a porting contract between Bam and VIS.

15.	GUARANTEES

As of March 31, 2003 and June 30, 2002, a finance company had a continuing security interest in Bam’s domestic accounts receivable, inventory, fixed assets and intangible assets against advances made under a factoring agreement between the finance company and Bam. Bam accounts for all cash advances made under the agreement as a current liability and for outstanding letters of credit as a contingent liability. As of March 31, 2003 and June 30, 2002, Bam had letters of credit outstanding under the agreement of $0 and $2.3 million, respectively.

As of March 31, 2003 and June 30, 2002, Other assets of $54,000 and $30,000, respectively, comprised guarantee deposits on facilities leased by Bam. Under various facility lease agreements entered into, Bam guarantees to perform various lease commitments over the life of the leases. Bam has not recorded any liabilities related to these guarantees.

Bam offers a limited warranty on products sold. Bam does not maintain a general warranty reserve as estimated future warranty costs are accounted for in price protection and return reserves accrued at the time of sale of the Company’s products.

Bam’s principal commitments at March 31, 2003 comprised operating leases, guaranteed royalty payments, contractual marketing commitments and factoring agreement minimum annual fees. At March 31, 2003, Bam had commitments to spend $1.2 million under operating leases, net of sub-leases, prepay $1.4 million for royalties under agreements with various content providers, spend $2.9 million in advertising on the networks and websites of these content providers and incur $124,000 in factoring agreement annual fees. Of these amounts, $3.4 million must be paid no later than March 31, 2004. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers.

16.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will instead be tested at least annually for impairment. Bam adopted SFAS No. 142 on July 1, 2002. Bam did not carry any goodwill or other intangibles on its balance sheets as of March 31, 2003 and June 30, 2002, and therefore the adoption of SFAS No. 142 did not have a material effect on Bam’s financial position or operating results.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects

of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Bam adopted SFAS No 144 on July 1, 2002. The adoption of SFAS No. 144 did not have a material effect on Bam’s financial position or operating results.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring). Bam was required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002, and Bam adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of Bam’s commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No.123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. Bam adopted SFAS No. 148 and APB No. 28 on January 1, 2003. (See Note 5.)

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and the initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Bam adopted FIN No. 45 on January 1, 2003 and provided disclosure as of March 31, 2003 and June 30, 2002 as required by FIN No. 45 in Note 15. Bam does not expect adoption of the liability recognition provisions to have a material impact on Bam’s financial position or results of operations.

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

We design and develop our titles through third parties with whom we have established relationships. We believe that the development cycle for new titles is long, typically ranging from 12 to 24 months, except for Nintendo’s Game Boy Advance for which the development cycle typically ranges from six to nine months. After development of the initial product, we believe that it may take between six to 12 additional months to develop the product for, or port the product to, a different hardware platform.

We have offices in both the United States and Europe. International operations outside of North America are conducted through our office in England, where we perform international sales and marketing activities and manage local third-party developers. Domestically, we sell our products to mass merchandisers such as Toys “R” Us, Target, Kmart, Wal-Mart and Best Buy, specialty chains such as GameStop and Electronics Boutique, and independent distributors. Internationally, we sell our products through mass merchandisers, distributors and sub-distributors. Our products are manufactured exclusively by third parties.

We have experienced recurring net losses from inception (October 7, 1999) through March 31, 2003. During the nine months ended March 31, 2003, we used cash in operating activities of $9.8 million and incurred a net loss of $27.0 million. As of March 31, 2003, we had cash and cash equivalents of $1.8 million and an accumulated deficit was $50.6 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The condensed financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should we be unable to continue as a going concern.

During the nine months ended March 31, 2003, we undertook measures to reduce spending and restructured our operations. In February 2003 we retained the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. We need to either consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any such merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

As of March 31, 2003, we had $7.6 million, $2.1 million and $298,000 of capitalized development costs, prepaid royalties and non-cash licensed assets, respectively, related to software development projects in progress. Should we be unable to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of these development projects in progress might have to be abandoned and the related costs would have to be written off.

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

We have experienced, and are likely to continue to experience, quarterly fluctuations in net revenues. We believe the factors which influence these fluctuations include (i) the timing of our introduction of new products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) the timing of expenditures in anticipation of increased sales, (vi) actions by competitors, (vii) location of product releases, and (viii) the number of titles released in the period and the hardware platforms on which they are released. The timing of our introduction of new products is affected by uncertainties associated with software development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors. The interactive entertainment industry is highly seasonal, with net revenues typically significantly higher during the fourth and first calendar quarters, due primarily to the increased demand for titles during the year-end holiday buying season. A failure or inability to introduce products on a timely basis to meet seasonal increases in demand will harm our business and operating results. Due to these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the entire fiscal year.

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

Royalties, software costs, and license costs. Royalties, software costs, and license costs include royalties paid to software licensors, software amortization and amortization of non-cash charges related to warrants and rights to acquire our common stock issued to certain production companies. These costs will be affected in particular periods by many factors, including the specific terms or agreements under which royalties are paid to third parties, the commercial acceptance of products, the cost of developing a product and the timing of stock and warrants issued pursuant to the terms of our license agreements.

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

Other expense, net

Other expense, net consists mostly of interest expense net of interest income. In the nine months ended March 31, 2002, interest expense included the amortized fair value of warrants issued to a finance company.

RESULTS OF OPERATIONS

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of net revenues for the three and nine months ended March 31, 2003 and 2002.

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues
Cost of goods sold	68.5	75.4	61.6	60.0
Royalties, software costs, and license costs	65.3	39.3	46.1	20.2
Project abandonment costs	36.0	3.9	15.9	0.7

Total cost of revenues	169.8	118.6	123.6	80.9
Research and development (exclusive of amortization of deferred stock compensation)	18.4	9.9	7.7	4.4
Sales and marketing (exclusive of amortization of deferred stock compensation)	41.4	26.1	24.4	22.2
General and administrative (exclusive of amortization of deferred stock compensation)	48.3	24.6	17.2	12.1
Amortization of deferred stock compensation	1.5	5.1	1.0	2.9
Restructuring costs	0.3	—	5.2	—

Total costs and expenses	279.7	184.3	179.1	122.5

Loss from operations	(179.7)	(84.3)	(79.1)	(22.5)
Interest income	0.1	1.9	0.4	0.6
Interest expense	(1.7)	(6.3)	(1.7)	(6.7)
Other income (expense)	2.5	(0.2)	0.1	0.0

Net loss	(178.8)%	(88.9)%	(80.3)%	(28.6)%

* Amortization of deferred stock compensation:
Research and development	(1.8)%	0.8%	(0.1)%	0.5%
Sales and marketing	(0.9)	0.3	0.0	0.2
General and administrative	4.2	4.0	1.1	2.2

	1.5%	5.1%	1.0%	2.9%

Net revenues

Net revenues were $2.9 million and $33.6 million for the three and nine months ended March 31, 2003, respectively, compared to $7.0 million and $36.8 million for the comparable periods in 2002, respectively. During the three and nine months ended March 31, 2003 we released three and 19 new products, respectively, compared to six and 17 new products in the comparable periods in 2002, respectively.

During the three months ended March 31, 2003, we released the following products: Samurai Jack – The Amulet of Time and Ed, Edd, n Eddy: Jawbreakers for the Nintendo Game Boy Advance and 4x4 Evo 2 for the Sony PlayStation 2. 4x4 Evo 2 was released in Europe only.

Net revenues by geographical region for the three and nine months ended March 31, 2003 and 2002 are summarized below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenues from unaffiliated customers:
North America	$2,618	$4,657	$24,680	$31,037
Europe	248	2,261	8,740	4,110
Other	—	99	191	1,611

Total net revenues	$2,866	$7,017	$33,611	$36,758

The following table sets forth our net revenues by customer representing more than 10% of each period’s net revenues for the three and nine months ended March 31, 2003 and 2002 (percentages):

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Customer
Kmart	20%	13%	15%	12%
Ubisoft	18	27	15	*
Toys “R” Us	*	24	11	25
Jack of all Games	39	*	*	*

Total net revenues by customer representing more than 10% of the period’s net revenues	77%	64%	41%	37%

*	less than 10%

Net revenues to Kmart in the three and nine months ended March 31, 2003 were made under Kmart’s debtor-in-possession financing arrangement.

Cost of revenues

Cost of goods sold was $2.0 million, or 68% of net revenues, for the three months ended March 31, 2003 as compared to $5.3 million, or 75% of net revenues, for the comparable period in 2002, and $20.7 million, or 62% of net revenues, for the nine months ended March 31, 2003 as compared to $22.0 million, or 60% of net revenues, for the comparable period in 2002. The decrease in absolute dollars in both the three and nine months ended March 31 2003 compared to the three and nine months ended March 31, 2002 was due to reduced sales volumes. The decrease in percentage for the current quarter compared to the year ago quarter was due to a number of factors, including reduced price protection allowances and returns reserved against sales.

Royalties, software costs, and license costs were $1.9 million, or 65% of net revenues, for the three months ended March 31, 2003 as compared to $2.8 million, or 39% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was due to fewer releases of new products in the period, and less carryover costs amortized from products released in prior quarters, offset by increases in the amortization of impaired royalty costs. The increase in percentage was due to increases in the amortization of impaired royalty costs and a change in mix of products sold in the current quarter compared to the year ago quarter.

Royalties, software costs, and license costs were $15.5 million, or 46% of net revenues, for the nine months ended March 31, 2003 as compared to $7.4 million, or 20% of net revenues, for the comparable period in 2002. The increase in absolute dollars and as a percentage of revenue was due to a number of factors, including the increased development and sale of console products in the current year, which have higher development costs than handheld products and increases in the amortization of impaired royalty costs. We released primarily handheld products in the prior year.

Project abandonment costs were $1.0 million, or 36% of net revenues, for the three months ended March 31, 2003 as compared to $275,000, or 4% of net revenues for the comparable period in 2002, and $5.3 million, or 16% of net revenues, for the nine months ended March 31, 2003 as compared to $275,000, or 1% of net revenues, for the comparable period in 2002. During the three and nine months ended March 31, 2003 we abandoned three and nine projects respectively, compared to one project in both the three and nine months ended March 31, 2002.

Research and development

Research and development expenses were $527,000, or 18% of net revenues, for the three months ended March 31, 2003, as compared to $692,000, or 10% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was primarily because of decreased headcount arising from a restructuring of operations and less quality assurance costs arising from fewer ongoing development projects. The increase in percentage was primarily due to reduced sales volumes.

Research and development expenses were $2.6 million, or 8% of net revenues, for the nine months ended March 31, 2003, compared to $1.6 million, or 4% of net revenues, for the comparable period in 2002. The increase in both absolute dollars and percentage was primarily because of an increase in the numbers of products being developed compared to the prior year, resulting in increased headcount and quality assurance costs during the first six months of fiscal 2003.

Sales and marketing

Sales and marketing expenses were $1.2 million, or 41% of net revenues, for the three months ended March 31, 2003, as compared to $1.8 million, or 26% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was primarily due to lower marketing spend as a result of fewer products being released in the quarter and lower sales volumes. The increase in percentage was primarily due to reduced sales volumes.

Sales and marketing expenses were $8.2 million, or 24% of net revenues, for the nine months ended March 31, 2003, as compared to $8.2 million, or 22% of net revenues, for the comparable period in 2002. The increase in percentage was primarily due to reduced sales volumes.

General and administrative

General and administrative expenses were $1.4 million, or 48% of net revenues, for the three months ended March 31, 2003, as compared to $1.7 million, or 25% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was primarily due to lower legal and professional fees, travel costs and bad debt expense. The increase in percentage was primarily due to reduced sales volumes.

General and administrative expenses were $5.8 million, or 17% of net revenues, for the nine months ended March 31, 2003, compared to $4.4 million, or 12% of net revenues, for the comparable period in 2002. During the nine months ended March 31, 2003 we incurred $900,000 of credit insurance on sales made to Kmart, and increased our bad debt allowance against our Kmart long-term receivable by $547,000. During the nine months ended March 31, 2002, we provided a bad debt allowance of $1.1 million against our long-term receivable from Kmart. Excluding these costs, the increase in general and administrative expenses was due to increased professional fees, travel costs, salary costs and facilities costs.

Amortization of deferred stock compensation

Amortization of deferred stock compensation was $44,000, or 2% of net revenues, for the three months ended March 31, 2003, as compared to $360,000, or 5% of net revenues, for the comparable period in 2002, and $338,000, or 1% of net revenues, for the nine months ended March 31, 2003 as compared to $1.1 million, or 3% of net revenues, for the comparable period in 2002. Amortization of deferred stock compensation resulted from using the multiple option award valuation and amortization approach, which is an accelerated amortization method to account for compensatory stock options granted to employees and directors during the six months ended September 30, 2001. We expect to amortize $80,000 during the remainder of fiscal 2003, $197,000 during fiscal 2004 and $48,000 during fiscal 2005.

Restructuring costs

Restructuring costs were $8,000 for the three months ended March 31, 2003, as compared to zero for the comparable period in 2002, and $1.8 million, or 5% of net revenues, for the nine months ended March 31, 2003 as compared to zero for the comparable period in 2002. We initiated a restructuring of our operations in November 2002. In the nine months ended March 31, 2003, restructuring costs comprised headcount reduction severance payments of $261,000, and costs of $1.6 million incurred upon the disposal of our London development studio, including directly attributable project abandonment costs of $1.3 million.

Interest income

Interest income was $3,000 for the three months ended March 31, 2003, as compared to $135,000, or 2% of net revenues, for the comparable period in 2002, and $146,000 for the nine months ended March 31, 2003, as compared to $231,000, or 1% of net revenues, for the comparable period in 2002. Interest income in each period relates to interest earned on funds deposited in money market accounts and decreased because of lower money market account balances.

Interest expense

Interest expense was $50,000, or 2% of net revenues, for the three months ended March 31, 2003, as compared to $440,000, or 6% of net revenues, for the comparable period in 2002, and $576,000, or 2% of net revenues, for the nine months ended March 31, 2003, compared to $2.5 million, or 7% of net revenues, for the comparable period in 2002. Interest expense decreased as a result of our operating under our less expensive short-term borrowing line subsequent to February 1, 2002.

Other income (expense)

Other income (expense) was $72,000 income, or 3% of net revenues for the three months ended March 31, 2003, as compared to $15,000 expense for the comparable period in 2002, and $48,000 income for the nine months ended March 31, 2003, as compared to $8,000 expense for the comparable period in 2002. Other income (expense) comprised exchange gains and losses.

LIQUIDITY AND CAPITAL RESOURCES

In November 2001, we completed our initial public offering, raising $39.2 million net of expenses. Subsequent to the offering, we have used the proceeds of the initial public offering, cash generated from the sale of products, a product financing arrangement with a finance company, and short-term liabilities to finance our operations. Prior to the initial public offering, we financed our operations primarily through the private sale of equity securities, cash generated from the sale of products, a product financing arrangement with a different finance company, the issuance of promissory notes to stockholders, a commercial line of credit and short-term liabilities.

Net cash used in operating activities was $9.8 million for the nine months ended March 31, 2003, as compared to $16.8 million for the comparable period in 2002. For the nine months ended March 31, 2003 and 2002, net cash used in operating activities was the result of net losses, net of depreciation, amortization, provision for price protection and cooperative advertising, offset by net increases in operating assets, primarily prepaid royalties, capitalized software costs and licensed assets.

Net cash provided by investing activities was $8.0 million for the nine months ended March 31, 2003, as compared to net cash used in investing activities of $8.7 million for the comparable period in 2002. Net cash provided by investing activities during the nine months ended March 31, 2003, consisted primarily of the sale of short-term investments, offset by the purchases of property and equipment. For the comparative period, net cash used in investing activities consisted of the purchase of short-term investments and property and equipment, offset by decreases in other assets.

Net cash used in financing activities was $1.3 million for the nine months ended March 31, 2003, as compared to net cash provided by financing activities of $35.6 million for the comparable period in 2002. Net cash used in financing activities during the nine months ended March 31, 2003 consisted mostly of net repayments under a finance agreement with a finance company. For the comparable period, net cash provided by financing activities consisted mostly of net proceeds on the sale of 5.75 million shares of common stock in our initial public offering completed in November 2001, the issuance of common stock arising from the exercise of warrants, less net repayments under finance agreements with finance companies.

In February 2002, we entered into a two year factoring agreement (the “Agreement”) with a finance company, pursuant to which we assign our North American receivables to the finance company. The finance company is responsible for collecting customer receivables, and upon collection, remits the funds to us, less a service fee. Under the Agreement, we may obtain advances, subject to the finance company’s discretion and our compliance with certain liquidity covenants, in the form of cash or as collateral for letters of credit, up to a maximum of 75% of outstanding domestic receivables at any point in time. At March 31, 2003 we did not meet the Agreement’s liquidity covenants and had no sums advanced under the Agreement. We may not be able to obtain further advances under the Agreement until we are in compliance with the liquidity covenants.

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

In February 2000, prior to entering into the Agreement, we had entered into a master purchase order assignment agreement with a different finance company, whereby we assigned customer purchase orders to the finance company and requested the finance company purchase finished goods to fulfill such customer purchase orders. The master purchase order assignment agreement, and a factoring agreement entered into in August 2001 with an affiliate of the finance company, terminated in February 2002, and all outstanding amounts funded were fully repaid.

As of March 31, 2003 we had no letters of credit outstanding. At June 30, 2002 we had outstanding letters of credit issued of $2.3 million.

As of March 31, 2003 we had cash and cash equivalents of $1.8 million. As of June 30, 2002, we had cash and cash equivalents of $4.7 million and short-term investments of $8.2 million.

During the nine months ended March 31, 2003, we used cash in operating activities of $9.8 million and incurred a net loss of $27.0 million. As of March 31, 2003, we had cash and cash equivalents of $1.8 million and an accumulated deficit of $50.6 million. During the nine months ended March 31, 2003, we undertook measures to reduce spending and restructured our operations. In February 2003 we retained the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. We need to either consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any such merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

Capital expenditures were $338,000 and $700,000 for the nine months ended March 31, 2003 and 2002, respectively. We did not have any material commitments for capital expenditures at either of those dates.

In January 2003 we granted, subject to landlord’s consent, a sublease on our London premises.

Our principal commitments at March 31, 2003 comprised operating leases, guaranteed royalty payments, contractual marketing commitments and factoring agreement minimum annual fees. At March 31, 2003, we had commitments to spend $1.2 million under operating leases, net of sub-leases, prepay $1.4 million for royalties under agreements with various content providers, spend $2.9 million in advertising on the networks and websites of these content providers and incur $124,000 in factoring agreement annual fees. Of these amounts, $3.4 million must be paid no later than March 31, 2004. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers.

RISK FACTORS

In addition to the other information in this Report, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully enter into a merger, acquisition or obtain additional financing, we will not have sufficient cash to continue operations for the next six months.

In February 2003 we retained the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. We need to either consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any such merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

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

We incurred net losses of $27.0 million in the nine months ended March 31, 2003 and $15.7 million for the year ended June 30, 2002. We will need to generate significant revenues and control expenses to achieve profitability. There can be no assurance that our revenues will grow in the future or that we will achieve sufficient revenues for profitability.

Our revenues fluctuate due to seasonal demand and the nature of the interactive entertainment industry.

We have experienced and may continue to experience significant quarterly fluctuations in net sales and operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth and first calendar quarters. This is due primarily to the increased demand for games during and immediately following the holiday buying season. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand will, and historically have, harmed our business and operating results.

Our expense levels are based, in part, on our expectations regarding future sales. Therefore, our operating results would be, and historically have been, harmed by a decrease in sales, price erosions, and a failure to meet our sales expectations. Uncertainties associated with interactive entertainment software development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship.

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

Pursuant to a license agreement with a production company, we are obligated to issue 68,738 shares of our common stock after the release of any film for which we elect to produce interactive entertainment software products, up to 10 films or 687,375 shares of common stock. To date, we have elected to produce titles for three films and have issued 137,476 shares under this agreement for an aggregate value of $816,000. We are required to issue these shares when the films are released and will then incur a non-cash charge. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on its share price at a future point in time, but they may be substantial. All of the non-cash charges on the shares issued under the agreement had been amortized as of March 31, 2003.

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we incurred a non-cash charge of $354,000, which is being amortized on a straight-line basis over five years. This amortization commenced in October 2000 and we had amortized $172,000 as of March 31, 2003. In connection with these warrants, an additional non-cash charge of $556,000 was amortized during the nine months ended March 31, 2003 on the release of a subject title and the termination of a development project prior to completion.

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

In connection with the issuance of warrants pursuant to a first look agreement with another production company, we granted a warrant to purchase up to 200,000 shares of our common stock, of which 15,000 became immediately exercisable upon the signing of the agreement. The remaining 185,000 will only become exercisable, in multiples of either 4,625 or 13,875 shares, upon certain future events occurring relating to the development and release of products. Upon the warrant for 15,000 shares becoming exercisable, we incurred a non-cash charge of $29,000, which is being amortized on a straight-line basis over five years. This amortization commenced in May 2002 and we had amortized $4,000 as of March 31, 2003. We will incur additional non-cash charges as the remaining 185,000 shares become exercisable. Upon release of the software products on which the warrants are exercisable, we will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time. Each of these future charges will affect our gross margins and profitability.

RISKS RELATED TO OUR BUSINESS

Our ability to effectuate a financing transaction to fund our operations could impair the value of your investment, and we cannot assure you that we will be able to meet our future capital requirements.

If we are not acquired by or merge with another entity or if we are not able to raise additional capital via sale or license of certain of our assets, we will need to consummate a financing transaction pursuant to which we receive additional liquidity. This additional financing may take the form of us raising additional capital through public or private equity offerings or debt financing. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we cannot effectuate a financing transaction to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders will likely experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking protection under federal bankruptcy laws.

We depend on a relatively limited number of products for a significant portion of our revenues.

A significant portion of our revenues is derived each quarter from a relatively limited number of products that were released in that quarter or the or in the immediately preceding quarter. During the three months ended March 31, 2003, sales of four products each accounted for between 9% and 20% of our net revenues, while during the nine months ended March 31, 2003, sales of four products each accounted for between 9% and 14% of our net revenues. During the three months ended March 31, 2002, sales of four products each accounted for between 14% and 29% of our net revenues, while during the nine months ended March 31, 2002, sales of four products each accounted for between 9% and 15% of our net revenues. We expect that a limited number of products will continue to produce a disproportionately large amount of our net revenues. Due to this dependence on a limited number of brands, the failure of one or more products to achieve anticipated results could, and in the past has, significantly harmed our business and operating results.

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

We believe the development cycle for new titles is long, typically ranging from 12 to 24 months. After development of the initial product, we believe it may take between six and 12 additional months to develop the product for additional hardware platforms. In order to distribute a product, we must develop and test the necessary game software, obtain approval from the manufacturer and licensor if required, and have the initial order of cartridges or disks manufactured. During the development cycle, the market appeal of a title or of a property on which the title is based may decline. If market acceptance is not achieved, we may, and historically have, granted markdown allowances to maintain our relationship with retailers and our access to distribution channels. Because we introduce a relatively limited number of new products in a given period, the failure of one or more of our products to achieve market acceptance could and have harmed our business.

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

The development of software products is complex and time consuming. Our development efforts may not lead to marketable titles or titles that generate sufficient revenues to recover their development and marketing costs, especially if a hardware platform does not reach or sustain an expected level of acceptance. This risk may increase in the future, as continuing increases in development costs require corresponding increases in net sales in order for us to achieve profitability.

The technological advancements of the most popular hardware platforms also allow more complex software products. As software products become more complex, the risk of undetected errors in products when first introduced increases. We cannot assure you that, despite testing, errors will not be found in new products or releases after shipments have been made, resulting in loss of or delay in timely market acceptance, product returns, loss of revenues and damage to our reputation. In the past, we have experienced delays in the introduction of new titles and we anticipate that we will experience similar delays in the future in connection with the introduction of additional new titles, including products currently under development. Because net revenues associated with the initial shipments of a new product generally constitute a high percentage of the total net revenues associated with the life of a product, any delay in the introduction of, or the presence of a defect in, one or more new products could harm the ultimate success of the products or our business and operating results.

The costs of developing and marketing products for existing and anticipated interactive entertainment hardware platforms can be substantial and could harm our business.

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

If interactive entertainment hardware platforms fail to achieve significant market acceptance, it may harm our business.

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

Over 51% of our net revenues are derived from sales to our four largest customers. We could be adversely affected if any of them reduced or terminated their purchases from us or did not pay their obligations to us.

Revenues from our four largest customers collectively accounted for 86% and 51% of our net revenues for the three and nine months ended March 31, 2003, respectively, as compared to 74% and 51% of our net revenues for the three and nine months ended March 31, 2002, respectively. As of March 31, 2003, four customers each accounted for between 21% and 44% of our net accounts receivable, and as of March 31, 2002, four customers each accounted for between 11% and 24% of our net accounts receivable. We have no written agreements or other understandings with any of our customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would harm us.

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

We have experienced, and are exposed to the risk of product returns and markdown allowances with respect to our customers. The decrease in demand for products based upon older hardware platforms may lead to a high level of these product returns and markdown allowances. We also allow distributors and retailers to return defective and damaged products in accordance with negotiated terms. Product returns and markdown allowances that exceed our expectations could harm our business.

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

We depend to a significant extent on the contributions and industry experience of our key personnel, in particular our Chief Executive Officer, Raymond C. Musci and our Vice Chairman, Anthony R. Williams. If we fail to retain the services of our key personnel, our ability to secure additional licenses and develop and sell new products might be impaired. In addition, our future success will also depend upon our ability to continue to attract, motivate and retain highly qualified employees and third-party contractors, particularly software design and development personnel and outside sales representatives. Competition for highly skilled employees is intense and we may not be successful in attracting and retaining such personnel.

We are dependent upon licenses to properties originated and owned by third parties for the development of our titles.

Many of our titles, such as those from our Powerpuff Girls series, Dexter’s Laboratory, Samurai Jack, Ecks v Sever and Reign of Fire are based upon entertainment properties licensed from third parties. We cannot assure you that we will be able to obtain new licenses, or renew existing ones, on reasonable terms, if at all. If we are unable to obtain licenses for the properties which we believe offer significant consumer appeal, we would be required to obtain licenses for less popular properties or would have to develop all of our titles based upon internally developed concepts.

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

We are dependent on third-party interactive entertainment software developers for developing and completing our titles.

We rely on third-party interactive entertainment software developers for the development of our interactive entertainment software titles. Quality third-party developers are continually in high demand. For this reason, we cannot assure you that the third-party software developers who have developed titles for us in the past will continue to be available to develop software for us in the future. Due to the limited number of third-party software developers and the lack of control that we exercise over them, we cannot assure you that these developers will complete titles for us on a timely basis or within acceptable quality standards, if at all.

Our future success is highly dependent on our proprietary software and intellectual property.

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

We intend to increase our international revenues. We cannot assure you that we will be able to generate international market demand for our products. International sales and operations are subject to a number of risks, including:

•	international consumer acceptance of existing and proposed titles;

•	the impact of possible recessions in foreign economies;

•	our ability to protect our intellectual property;

•	the time and costs associated with translating and localizing products for foreign markets;

•	foreign currency fluctuations;

•	unexpected changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations, or licensing to foreign entities ; and

•	political and economic instability.

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

The United States and world economic condition has been worsened by the terrorist attacks on September 11, 2001. Moreover, any further terrorist activities, or the effect of the United States’ political, economic or military response to such activities, could result in the further deterioration of the United States and world economy. Such industry downturns have been, and may continue to be, characterized by diminished product demand and erosion of average selling prices. A continued economic downturn or recession would have a significant adverse effect on our operating results in future periods.

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

If our common stock is delisted from The Nasdaq SmallCap Market, the liquidity and price of our common stock may be adversely affected.

Our common stock is listed on The Nasdaq SmallCap Market. In order for our common stock to continue to be listed on The Nasdaq SmallCap Market, however, we must continue to satisfy specified listing maintenance standards established by Nasdaq, including (i) required levels of total assets, net tangible assets, stockholders’ equity or revenues, (ii) minimum market value of our public float and (iii) a minimum bid price per share.

We transferred to The Nasdaq SmallCap Market from The Nasdaq National Market on March 27, 2003. Nasdaq advised us at the time of transfer that we met all the specified listing requirements of The Nasdaq SmallCap Market with the exception of the minimum $1.00 bid price per share requirement and that we have until May 19, 2003 to regain compliance with this requirement. If, on May 19, 2003, our common stock is in compliance with the initial listing requirements of The Nasdaq SmallCap Market with the exception of the minimum $1.00 bid price per share requirement, which we anticipate will be the case, we will be granted an additional 180 day grace period, or until November 15, 2003, to comply with this requirement. Compliance with the minimum $1.00 bid price per share requirement will only be achieved upon receipt of notification from Nasdaq that the closing price of our common stock is equal to or greater than $1.00 per share for a minimum of 10 consecutive trading days. If our common stock is not in compliance with all of the initial listing requirements of The Nasdaq SmallCap Market by November 15, 2003, we will receive notification that our common stock will be delisted. At that time, we would have the opportunity to appeal Nasdaq’s decision to delist our common stock.

If our common stock is delisted from The Nasdaq SmallCap Market, our common stock would trade on the Over-The-Counter Bulletin Board, which is viewed by most investors as a less desirable and less liquid marketplace. Thus, delisting from The Nasdaq SmallCap Market could adversely affect the liquidity and price of our common stock and could have a long-term impact on our ability to raise additional capital in the future.

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

INTEREST RATE RISK

We do not consider our cash and cash equivalents to be subject to interest rate risk due to the short maturities of the instruments in which we have invested. We are exposed to interest rate risk on our financing arrangement with a finance company. We do not enter into derivative securities or other financial instruments for trading or speculative purposes. We estimate that a 10% change in interest rates would have impacted our results of operations by less than $50,000 for the nine months ended March 31, 2003.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 1, 2003, Amaze Entertainment, Inc. asserted counterclaims against Bam in an action captioned BAM! ENTERTAINMENT INC. v. AMAZE ENTERTAINMENT, INC. et. al. that Bam commenced in the Superior Court of California, County of Santa Clara (Case No. CV814820) on February 18, 2003, and which Amaze had removed to the United States District Court for the Northern District of California (Case No. C03 01286 PVT) on or about March 24, 2003. Bam’s action asserted claims for, inter alia, relief based on rescission, breach of contract, declaratory relief, and money paid and received with regard to an agreement for a video game titled “Crushed Baseball” that Amaze Entertainment was developing for Bam. Amaze Entertainment’s counterclaims allege breach of contract and unjust enrichment with regard to each of the “Crushed Baseball” development agreement and a separate development agreement for another video game titled “Samurai Jack.” The counterclaims seek, inter alia, compensatory damages of approximately $3.5 million and additional damages to be proven at trial. While it is too early to predict the outcome of the litigation, Bam believes the counterclaims are without merit and intends to vigorously defend against those counterclaims.

On March 27, 2003, a complaint captioned OVATION ENTERTAINMENT, LLC v. BAM! ENTERTAINMENT, INC. et. al. was filed against Bam in the Superior Court of California, County of Los Angeles (Case No. SCO76530). The complaint alleges, inter alia, claims of breach of contract and fraud against Bam in connection with an exclusive first look agreement, which was assigned to Ovation Entertainment by the licensor originally party to the agreement, for content relating to motion pictures and television projects to be licensed to Bam for development in connection with video games. The lawsuit seeks, inter alia, compensatory damages believed to be in excess of $1 million and interest thereon, exemplary or punitive damages, and attorneys’ fees. While it is too early to predict the outcome of the litigation, Bam believes the lawsuit is without merit and intends to vigorously defend against the lawsuit.

We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

As of March 31, 2003, there were 14,678,290 shares of our common stock issued and outstanding, and no shares of our preferred stock issued and outstanding.

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

After deducting the underwriting discounts and commissions and the estimated expenses incurred in connection with the Offering, we received net proceeds of approximately $39.2 million. These proceeds had been fully utilized as of March 31, 2003 as follows:

•	$26.5 million for product development

•	$6.0 million for expansion of sales and marketing activities

•	$6.7 million for additional working capital, including payment of $400,000 of accrued salaries owed to members of our executive management.

ITEM 3. DEFAULTS UPON SENIOR NOTES – Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – Not Applicable

ITEM 5. OTHER INFORMATION – Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.7	Lease Agreement between BAM Entertainment Limited, a subsidiary of the Registrant, and BAE Systems Marine Limited, regarding office on the Second Floor of Upper Borough Court, Barton Court, Bath, England.

10.8	Separation Agreement and Release, dated as of March 24, 2003, between the Registrant and Bernard Stolar.

99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAM! ENTERTAINMENT, INC.

Date: May 14, 2003	By:	/S/ RAYMOND C. MUSCI

Raymond C. Musci
Chief Executive Officer

Date: May 14, 2003	By:	/S/ STEPHEN M. AMBLER

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

Date: May 14, 2003
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

Date: May 14, 2003
/S/ STEPHEN M. AMBLER

Stephen M. Ambler,
Chief Financial Officer
and Vice President of Finance