Form 10-Q/A
period 2002-12-31
BAM ENTERTAINMENT INC
filed 2003-09-30
CIK 1132809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________TO ____________ .

COMMISSION FILE NUMBER: 000-32989

BAM! ENTERTAINMENT, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0553117
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

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
   Yes [X]  No [   ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
   Yes [   ]  No [X]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 17, 2003:
14,764,040

EXPLANATORY NOTE

This amendment No. 1 of our Quarterly Report on Form 10-Q of BAM! Entertainment, Inc. sets forth restated financial statements and revised related disclosures as a result of reclassifying certain amounts within our unaudited condensed consolidated statements of operations. See Note 16 to our unaudited condensed consolidated financial statements for further discussion of the restatements. The restatements do not affect previously recorded net revenues, loss from operations or net loss for the quarter ended December 31, 2002 or for the six months ended December 31, 2002. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatements, and Exhibits and Reports on Form 8-K (Part II, Item 6) has been revised to include additional exhibits.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, except as required to reflect the effects of the restatements and to make revisions to the Notes to the unaudited condensed consolidated financial statements, and to update certain certifications as noted above. As a result, this Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2002 contains forward-looking information that has not been updated for events subsequent to the date of the original filing of the Form 10-Q for the quarter ended December 31, 2002, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 31,	June 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,358	$4,726
Short-term investments	—	8,185
Accounts receivable, net of allowance of $7,599 as of December 31, 2002 and $3,720 as of June 30, 2002	15,558	10,183
Inventories	3,069	3,945
Prepaid royalties	1,165	1,007
Prepaid expenses and other	1,788	2,539

Total current assets	23,938	30,585
Capitalized software and licensed assets	7,117	15,478
Property and equipment, net	903	987
Long-term receivable, net of allowance of $1,627 as of December 31, 2002 and $1,080 as of June 30, 2002	—	547
Other assets	1,563	1,870

Total assets	$33,521	$49,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$7,266	$4,755
Short-term borrowings	3,417	1,359
Royalties payable	1,450	528
Accrued compensation and related benefits	1,049	972
Accrued software costs	1,384	1,488
Accrued expenses – other	1,443	1,509

Total current liabilities	16,009	10,611
Stockholders’ equity:
Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 14,668,676 and 14,582,756 as of December 31, 2002 and June 30, 2002, respectively	15	15
Additional paid-in capital	63,104	62,988
Deferred stock compensation	(495)	(789)
Accumulated deficit	(45,468)	(23,618)
Accumulated other comprehensive income	356	260

Total stockholders’ equity	17,512	38,856

Total liabilities and stockholders’ equity	$33,521	$49,467

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

	(As restated		(As restated
	See Note 16)		See Note 16)
Net revenues	$22,005	$18,914	$30,745	$29,741
Costs and expenses:
Cost of revenues
Cost of goods sold	14,315	10,591	18,752	16,746
Royalties, software costs, and license costs	9,430	3,127	13,626	4,675
Project abandonment costs	3,686	—	5,613	—

Total cost of revenues	27,431	13,718	37,991	21,421
Research and development (exclusive of amortization of deferred stock compensation)	755	492	2,048	941
Sales and marketing (exclusive of amortization of deferred stock compensation)	4,152	4,950	7,012	6,325
General and administrative (exclusive of amortization of deferred stock compensation)	2,352	1,960	4,392	2,689
Amortization of deferred stock compensation*	133	361	294	713
Restructuring costs	451	—	451	—

Total costs and expenses	35,274	21,481	52,188	32,089

Loss from operations	(13,269)	(2,567)	(21,443)	(2,348)
Interest income	79	91	143	96
Interest expense	(258)	(1,307)	(526)	(2,019)
Other income (expense)	19	8	(24)	7

Net loss	$(13,429)	$(3,775)	$(21,850)	$(4,264)

Net loss per share:
Basic and diluted	$(0.92)	$(0.52)	$(1.49)	$(0.96)

Shares used in computation:
Basic and diluted	14,669	7,310	14,632	4,427

*Amortization of deferred stock compensation:
Research and development	$11	$56	$24	$114
Sales and marketing	7	24	16	49
General and administrative	115	281	254	550

	$133	$361	$294	$713

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(21,850)	$(4,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,372	3,692
Provision for bad debts, sales returns, price protection and cooperative advertising	9,936	4,825
Consulting services performed in exchange for stock options	12	62
Other	(52)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(14,388)	(16,104)
Inventories	964	(3,476)
Prepaid expenses and other	761	(541)
Prepaid royalties, capitalized software costs and licensed assets	(9,098)	(5,631)
Accounts payable – trade	2,237	1,967
Royalties payable	883	(39)
Accrued compensation and related benefits	77	101
Accrued software costs	(140)	1,278
Accrued expenses – other	(95)	1,890

Net cash used in operating activities	(12,381)	(16,255)

Cash flows from investing activities:
Purchase of property and equipment	(309)	(467)
Sale of short-term investments	8,185	—
Purchase of short-term investments	—	(6,125)
Decrease in other assets	—	1,730

Net cash provided by (used in) investing activities:	7,876	(4,862)

Cash flows from financing activities:
Advances under short-term borrowings	8,628	17,524
Repayments of short-term borrowings	(6,570)	(15,481)
Net proceeds from issuance of stock in initial public offering	—	39,158
Net proceeds from exercise of warrants	—	529
Net proceeds from exercise of stock options	—	5
Net proceeds from issuance of stock under employee stock purchase plan	27	—

Net cash provided by financing activities	2,085	41,735

Net increase (decrease) in cash and cash equivalents	(2,420)	20,618
Net effect on cash and cash equivalents from change in exchange rates	52	—
Cash and cash equivalents, beginning of period	4,726	2,170

Cash and cash equivalents, end of period	$2,358	$22,788

Supplementary disclosure of cash flow information
Cash paid for interest	$526	$1,683

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

These condensed consolidated financial statements include the accounts of Bam! Entertainment, Inc. (“Bam” or “the Company”) located in San Jose, California and its wholly owned subsidiaries, located in the United Kingdom. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements.

The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on June 30, 2003.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2002, together with management’s discussion and analysis of financial condition and results of operations, contained in Bam’s 2002 Annual Report and Form 10-K. Certain June 30, 2002 Balance Sheet amounts have been reclassified to conform with 2003 presentation. Such reclassifications had no effect on net revenues, net loss or shareholders’ equity.

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these condensed consolidated financial statements, during the six months ended December 31, 2002, the Company used cash in operating activities of $12.4 million and incurred a net loss of $21.9 million. As of December 31, 2002, the Company had cash and cash equivalents of $2.4 million and its accumulated deficit was $45.5 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

During the quarter ended December 31, 2002, the Company undertook measures to reduce spending and restructured its operations. In 2003 the Company retained the investment banking firm of Gerard Klauer Mattison & Co., Inc to assist it in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. The Company may need to consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of its assets, in order to satisfy its future liquidity requirements. Current market conditions present uncertainty as to the Company’s ability to effectuate any such merger or acquisition or secure additional financing, as well as its ability to reach profitability. There can be no assurances that the Company will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about the Company’s ability to implement its operating plan and the Company may have to further reduce the scope of its planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy the Company’s liquidity requirements, the Company will not have sufficient resources to continue operations for the next 12 months.

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

5.     SHORT-TERM INVESTMENTS

Bam classifies all of its short-term investments as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. Bam had no short-term investments at December 31, 2002. Short-term investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive income. The Company sold all of its short-term investments between July and September 2002.

6.     INVENTORIES

Inventories, which consist primarily of finished goods, are stated at the lower of cost (based upon the first-in, first-out method) or market value. Bam estimates the net realizable value of slow moving inventories on a product-by-product basis and charges any excess of cost over net realizable value to cost of revenues.

7.     RECEIVABLES

Trade accounts receivable

Accounts receivable, net of allowances, is comprised of the following (in thousands):

	December 31,	June 30,
	2002	2002

Accounts receivable, gross	$23,157	$13,903
Less the following allowances:
Doubtful accounts	(441)	(433)
Sales return and price protection	(6,235)	(2,707)
Cooperative advertising	(923)	(580)

Accounts receivable, net	$15,558	$10,183

As of December 31, 2002, four customers each accounted for between 7% and 20% of the Company’s gross trade accounts receivable, and as of June 30, 2002, four customers each accounted for between 8% and 12% of the Company’s trade accounts receivable. The Company has no written agreements or other understandings with any of its customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time.

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

Subsequent to January 22, 2002 Kmart arranged debtor-in-possession financing and Bam has sold product to Kmart under this arrangement. Bam also purchased credit insurance to guarantee collection of sales made to Kmart during October and November 2002 at a cost of $900,000. Credit insurance costs are included in General and administrative expense.

Accounts receivables under the debtor-in-possession financing are classified in current assets. At December 31, 2002, Kmart represented 20% of gross trade accounts receivable.

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

Under the terms of the Agreement, Bam pays a service fee on all receivables assigned, with a minimum annual fee of $150,000, and interest at prime plus 1% on all cash sums advanced. All fees are included in interest expense and are expensed as incurred. Bam bears the collection risk on its accounts receivable that are assigned, unless the finance company approves the receivable at the time of assignment, which rarely occurs, in which case the finance company bears the risk.

The finance company has a security interest in Bam’s accounts receivable, inventory, fixed assets and intangible assets. As of December 31, 2002, Bam had advances of $3.4 million outstanding under the Agreement. Advances are classified in short-term borrowings.

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

9.     COMMON STOCK

As more fully described in Note 12, in September 2002 Bam issued 68,738 shares of common stock pursuant to a license agreement with a production company. Bam capitalized the cost of this issuance at the fair market value of the common stock, equal to $70,000, and is amortizing this amount to royalties, software costs, license costs and project abandonment over the life of the products after release, normally less than six months. Bam previously issued 68,738 shares of common stock pursuant to this license agreement in April 2001. During the three and six months ended December 31, 2002 and 2001, $44,000, $0, $70,000 and $0, respectively, was amortized to royalties, software costs, license costs and project abandonment.

10.     WARRANTS

There were outstanding warrants to purchase a total of 858,450 and 853,450 shares of common stock as of December 31, 2002 and June 30, 2002, respectively.

In connection with an agreement entered into with a production company during January 2002, Bam obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In connection with the agreement, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events such as exercising a right to develop a product. Warrants are issued at the average closing price of Bam’s stock for the five days immediately prior to the date of issue, have a five year term from date of issue, and are fully vested and are immediately exercisable upon issuance. Bam issued warrants to purchase 5,000 shares of common stock in July 2002 under this agreement. The fair value of the warrant was estimated to be $7,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.7%; volatility of 88%; and no dividends during the expected term. The fair values of the warrants were capitalized to prepaid royalties, capitalized software costs and licensed assets and will be amortized over the life of the products (generally between three and six months) to which they relate when these products are released. Through December 31, 2002, Bam has issued warrants to the production company to purchase a total of 25,000 shares of common stock at an aggregate cost of $93,000.

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, the Company incurred a non-cash charge of $354,000, which is being amortized on a straight-line basis over five years. This amortization commenced in October 2000 and the Company had amortized $154,000 as of December 31, 2002. In connection with these warrants, an additional non-cash charge of $278,000 was amortized during the three months ended December 31, 2002 on the release of a subject title. A further non-cash charge of $278,000 will be amortized over a period, expected to be between three to six months, commencing on the release of a second subject title, which is expected to be released in the first fiscal quarter of 2005.

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, the Company granted a warrant to purchase up to 200,000 shares of its common stock, of which 15,000 became immediately exercisable upon the signing of the agreement. The remaining 185,000 will only become exercisable, in multiples of either 4,625 or 13,875 shares, upon certain future events occurring relating to the development and release of products. Upon the warrant for 15,000 shares becoming exercisable, the Company incurred a non-cash charge of $29,000, which is being amortized on a straight-line basis over five years. This amortization commenced in May 2002 and the Company had amortized $3,000 as of December 31, 2002. The Company will incur additional non-cash charges as the remaining 185,000 shares become exercisable. Upon release of the software products on which the warrants are exercisable, the Company will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on its share price at future points in time. Each of these future charges will affect the Company’s gross margins and profitability.

11.     BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the development and publishing of interactive entertainment products.

Financial information by geographical region is summarized below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenues from unaffiliated customers:
North America	$14,773	$15,676	$22,062	$26,380
Europe	7,073	1,841	8,492	1,849
Other	159	1,397	191	1,512

Consolidated	$22,005	$18,914	$30,745	$29,741

Income (loss) from operations:
North America	$(7,459)	$(2,886)	$(13,083)	$(1,787)
Europe	(5,810)	319	(8,360)	(561)

Consolidated	$(13,269)	$(2,567)	$(21,443)	$(2,348)

	December 31,	June 30,
	2002	2002

Identifiable assets:
North America	$45,365	$53,313
Europe	11,940	15,648
Intercompany items and eliminations	(23,784)	(19,494)

Total	$33,521	$49,467

Long-Lived assets:
North America	$4,542	$8,663
Europe	5,041	10,219

Total	$9,583	$18,882

Revenues from the Company’s four largest customers collectively accounted for 55% and 48% of its net revenues for the three and six months ended December 31, 2002, respectively.

12.     CONTINGENCIES

Under an agreement entered into between Bam and a production company, Bam has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. For each film (up to a total of 10 films) that Bam selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued to the production company following the theatrical release of each film for which Bam has developed a product, up to a maximum of 687,375 shares of common stock. As of December 31, 2002 Bam has elected to produce software products for three films pursuant to this agreement. One of these films had its theatrical release during the year ended June 30, 2001 and another had its theatrical release during the six months ended December 31, 2002. Accordingly, Bam has issued 137,476 shares of common stock to the production company to date with an aggregate value of $816,000, of which 68,738 shares were issued during the six months ended December 31, 2002. Bam is not required to issue stock on the remaining film until such time as the film is released, which is anticipated to be in the summer of calendar year 2004.

In connection with an agreement entered into with a separate production company during January 2002, under which Bam may produce software products based on certain properties owned by the production company, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. As of December 31, 2002, warrants to issue 25,000 shares of common stock with an aggregate value of $93,000 have been issued under this agreement. The issuance of warrants on the remaining 25,000 shares of common stock is contingent upon certain future events occurring, such as exercising a right to develop a product.

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

The Company’s principal commitments at December 31, 2002 comprised of operating leases, guaranteed royalty payments and contractual marketing commitments. At December 31, 2002, the Company had commitments to spend $1.7 million under operating leases, prepay $1.9 million for royalties under agreements with various content providers and spend $2.9 million in advertising on the networks and websites of these content providers. Of these amounts, $4.4 million must be paid no later than December 31, 2003. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers. In January 2003 the Company granted, subject to landlord’s consent, an underlease on our London premises.

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

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company. The Company adopted FIN No. 45 effective for the quarter ended December 31, 2002 and the applicable disclosures have been made.

14.     RESTRUCTURING COSTS

In November 2002, the Company initiated a restructuring of its operations. The Company incurred restructuring costs of $451,000 during the three and six months ended December 31, 2002. As part of the restructuring, the Company reduced its headcount across all departments, by a total of 27 employees, and certain members of the Company’s management also agreed to a reduction of salary for the period December 2002 through June 2003. As compensation for the reduction, those members of management taking the salary reduction were granted stock options in the Company. The Company also transferred under UK law an additional 12 product development employees to VIS Entertainment plc upon the completion of the sale of its London based studio in January 2003. The Company accounted for the restructuring costs in accordance with EITF 94-3.

Restructuring costs, which included employee severance payments, write down costs on property and equipment, and legal fees associated with the disposal of the London based studio, were as follows (in thousands):

		Restructuring
		costs
		expensed in
		the three and		Restructuring
		six months	Restructuring	costs unpaid
		ended	costs paid as	as of
	Balance	December 31,	of December	December 31,
	June 30, 2002	2002	31, 2002	2002

Nature of restructuring costs:
Employee severance costs	$—	$255	$145	$110
Property and equipment writedowns	—	115	115	—
Legal fees	—	62	30	32
Other	—	19	19	—

Total	$—	$451	$309	$142

As part of this restructuring, the Company wrote off $1.302 million of capitalized development costs and included such costs in Cost of Revenues-Project abandonment costs in the three and six months ended December 31, 2002.

15.     SUBSEQUENT EVENTS

In January 2003, the Company completed the sale of the assets and operations of its London based development studio to VIS Entertainment plc (“VIS”), a UK based developer. The assets sold under the agreement were classified as assets held for future sale within Property and Equipment at December 31, 2002 and carried a net book value of $153,000, equal to their fair value. As part of the sale, 12 product development employees were transferred under UK law to VIS, and the Company entered into a porting contract for one project. The Company also granted VIS a sublease to the Company’s London premises. This sublease is subject to the landlord’s consent, which has yet to be received. VIS has an option to determine the tenancy of the sublease upon the later of November 30, 2003 and the determination of the porting contract.

16.     RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the three months ended December 31, 2002, the Company determined that the accounting treatment for a certain transaction that had been previously recorded for the three and six month periods ended December 31, 2002 was inappropriate. The Company has corrected the accounting treatment for the transaction and restated its unaudited condensed consolidated financial statements for the three and six months ended December 31, 2002 to reflect the correction. Specifically, the Company has reclassified $1.3 million of project abandonment costs, incurred as a direct result of the Company disposing of its London based studio under its restructuring plan, from restructuring costs to project abandonment costs within cost of revenues, as this expense does not qualify as an exit cost under the definition of an exit cost as set out in EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The restatements do not affect previously recorded net revenues, loss from operations or net loss for the three or six months ended December 31, 2002.

A summary of the significant effects of the restatements is as follows (in thousands, except per share data):

	Three months ended		Six months ended
	December 31, 2002		December 31, 2002

	(As previously		(As previously
Condensed Consolidated Statement of Operations Data:	reported)	(As restated)	reported)	(As restated)

Net revenues	$22,005	$22,005	$30,745	$30,745
Costs and expenses:
Cost of goods sold	14,315	14,315	18,752	18,752
Royalties, software costs, and license costs	9,430	9,430	13,626	13,626
Project abandonment costs	2,384	3,686	4,311	5,613

Total cost of revenues	26,129	27,431	36,689	37,991
Restructuring costs	1,753	451	1,753	451
Other operating expenses	7,392	7,392	13,746	13,746

Total costs and expenses	35,274	35,274	52,188	52,188

Loss from operations	(13,269)	(13,269)	(21,443)	(21,443)
Other income (expense), net	(160)	(160)	(407)	(407)

Net loss	$(13,429)	$(13,429)	$(21,850)	$(21,850)

Net loss per share:
Basic and diluted	$(0.92)	$(0.92)	$(1.49)	$(1.49)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Report on Form 10-Q/A and gives effect to the restatements discussed in Note 16 to the unaudited condensed consolidated financial statements.

This Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. When used in this Form 10 Q/A, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “intend” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intensions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q/A. Important factors that could cause actual results to differ materially from our forward-looking statements include but are not limited to those set forth below under the heading “Risk Factors” and elsewhere in this Report. Our actual results could differ materially from those predicated in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in the above prospectus. Other than as required by federal securities law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

During the quarter ended December 31, 2002, we undertook measures to reduce spending and restructured our operations. In 2003 we retained the investment banking firm of Gerard Klauer Mattison & Co., Inc to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. We may need to consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any such merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next 12 months.

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

We have experienced, and are likely to continue to experience, quarterly fluctuations in net revenues. We believe the factors which influence these fluctuations include (i) the timing of our introduction of new products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) the timing of expenditures in anticipation of increased sales, (vi) actions by competitors, (vii) location of product releases, and (viii) the number of titles released in the period and the platforms on which they are released. The timing of our introduction of new products is affected by uncertainties associated with software development, lengthy manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors. The interactive entertainment industry is highly seasonal, with net revenues typically significantly higher during the fourth and first calendar quarters, due primarily to the increased demand for titles during the year-end holiday buying season. A failure or inability to introduce products on a timely basis to meet seasonal increases in demand will harm our business and operating results. Due to these and other factors, the operating results for any particular quarter are not necessarily indicative of the results for the entire fiscal year.

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

Other expense, net

Other expense, net consists mostly of interest expense net of interest income. In the six months ended December 31, 2001, interest expense included the amortized fair value of warrants issued to a finance company.

RESULTS OF OPERATIONS

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of net revenues for the three and six months ended December 31, 2002 and 2001.

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues
Cost of goods sold	65.0	56.0	61.0	56.3
Royalties, software costs, and license costs	42.9	16.5	44.3	15.7
Project abandonment costs	16.8	—	18.2	—

Total cost of revenues	124.7	72.5	123.5	72.0
Research and development (exclusive of amortization of deferred stock compensation)	3.4	2.6	6.7	3.2
Sales and marketing (exclusive of amortization of deferred stock compensation)	18.9	26.2	22.8	21.3
General and administrative (exclusive of amortization of deferred stock compensation)	10.7	10.4	14.3	9.0
Amortization of deferred stock compensation	0.6	1.9	1.0	2.4
Restructuring costs	2.0	—	1.5	—

Total costs and expenses	160.3	113.6	169.8	107.9

Loss from operations	(60.3)	(13.6)	(69.8)	(7.9)
Interest income	0.4	0.5	0.5	0.3
Interest expense	(1.2)	(6.9)	(1.7)	(6.7)
Other income	0.1	0.0	(0.1)	0.0

Net loss	(61.0)%	(20.0)%	(71.1)%	(14.3)%

*Amortization of deferred stock compensation:
Research and development	0.1%	0.3%	0.1%	0.4%
Sales and marketing	0.0	0.1	0.1	0.2
General and administrative	0.5	1.5	0.8	1.8

	0.6%	1.9%	1.0%	2.4%

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

During the three months ended December 31, 2002, we released the following products: Reign of Fire for the Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube and Nintendo Game Boy Advance, Dexter’s Laboratory: Chess Challenge and Powerpuff Girls Him and Seek for the Nintendo Game Boy Advance, Powerpuff Girls Relish Rampage for the Sony PlayStation 2, Runabout 3 for the Sony PlayStation 2, and Winnie The Pooh Pre School, Winnie the Pooh Kindergarden and My Disney Kitchen for the Sony Playstation.

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

The following table sets forth the Company’s net revenues by customer representing more than 10% of each period’s net revenues for the three and six months ended December 31, 2002 and 2001 (percentages):

	Three months ended			Six months ended
	December 31,			December 31,

	2002	2001		2002	2001

Customer
Kmart	17%	*	%	15%	11%
Ubisoft	17	*		14	*
Toys “R” Us	12	30		12	26
Wal-Mart	*	10		*	*

Total net revenues by customer representing more than 10% of the period’s net revenues	46%	40%		41%	37%

*	less than 10%

Net sales to Kmart in the three and six months ended December 31, 2002 were made under Kmart’s debtor-in-possession financing arrangement. At December 31, 2002, Kmart represented 20% of gross trade accounts receivable.

Cost of revenues

Cost of goods sold was $14.3 million, or 65% of net revenues, for the three months ended December 31, 2002 as compared to $10.6 million, or 56% of net revenues, for the comparable period in 2001, and $18.8 million, or 61% of net revenues, for the six months ended December 31, 2002 as compared to $16.7 million, or 56% of net revenues, for the comparable period in 2001. The increase in absolute dollars was due to increased sales of products. The decrease in percentage during the three months ended December 31, 2002 was primarily due to the sale of approximately $1.9 million of older products at prices approximating manufactured cost, and markdowns totaling $1.7 million offered to North American customers with a view to reducing channel inventory levels at December 31, 2002.

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

Project abandonment costs were $3.7 million, or 17% of net revenues, for the three months ended December 31, 2002 as compared to $0 for the comparable period in 2001, and $5.6 million, or 18% of net revenues, for the six months ended December 31, 2002 as compared to $0 for the comparable period in 2001. During the three and six months ended December 31, 2002 we abandoned three and seven projects respectively.

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

Restructuring costs

Restructuring costs were $451,000, or 2% of net revenues, for the three months ended December 31, 2002, compared to $0 for the comparable period in 2001, and $451,000, or 1% of net revenues, for the six months ended

December 31, 2002 compared to $0 for the comparable period in 2001. Restructuring costs comprised headcount reduction severance payments of $254,000, and costs of $197,000 incurred upon the disposal of our London development studio. As part of this restructuring, we wrote off $1.302 million of capitalized development costs and included such costs in Cost of Revenues-Project abandonment costs in the three and six months ended December 31, 2002.

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

Under the terms of the Agreement, we pay a service fee on all receivables assigned, with a minimum annual fee of $150,000, and interest at prime plus 1% on all cash sums advanced. All fees are included in interest expense. We bear the collection risk on our accounts receivable that are assigned, unless the finance company approves the receivable at the time of assignment, which rarely occur, in which case the finance company bears the risk. The finance company has a security interest in our accounts receivable, inventory, fixed assets and intangible assets. As of December 31, 2002, we had advances of $3.4 million outstanding under the Agreement.

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

During the six months ended December 31, 2002, we used cash in operating activities of $12.4 million and incurred a net loss of $21.9 million. As of December 31, 2002, we had cash and cash equivalents of $2.4 million and an accumulated deficit of $45.5 million. During the quarter ended December 31, 2002, we undertook measures to reduce spending and restructured our operations. In 2003 we retained the investment banking firm of Gerard Klauer Mattison & Co., Inc to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. We may need to consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any such merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next 12 months.

Capital expenditures were $309,000 and $467,000 for the six months ended December 31, 2002 and 2001, respectively. We did not have any material commitments for capital expenditures at any of those dates.

Our principal commitments at December 31, 2002 comprised of operating leases, guaranteed royalty payments and contractual marketing commitments. At December 31 2002, we had commitments to spend $1.7 million under operating leases through 2008, prepay $1.9 million for royalties under agreements with various content providers and spend $2.9 million in advertising on the networks and websites of these content providers. Of these amounts, $4.4 million must be paid no later than December 31, 2003. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers. In January 2003 we granted, subject to landlord’s consent, an underlease on our London premises.

RISK FACTORS

In addition to the other information in this Report, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully enter into a merger, acquisition or obtain additional financing, we may not have sufficient cash to continue operations for the next 12 months.

In 2003 we retained the investment banking firm of Gerard Klauer Mattison & Co., Inc to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. We may need to consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any such merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we may not have sufficient resources to continue operations for the next 12 months.

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

A significant portion of our revenues is derived each quarter from a relatively limited number of products that were released in that quarter or in the immediately preceding quarter. During the three months ended December 31, 2002, sales of four products each accounted for between 13% and 19% of our net revenues, while during the six months ended December 31, 2002, sales of four products each accounted for between 10% and 16% of our net revenues. During the three months ended December 31, 2001, sales of five products each accounted for between 11% and 25% of our net revenues, while during the six months ended December 31, 2001, sales of three products each accounted for between 10% and 16% of our net revenues. We expect that a limited number of products will continue to produce a disproportionately large amount of our net revenues. Due to this dependence on a limited number of brands, the failure of one or more products to achieve anticipated results could, and in the past has, significantly harmed our business and operating results.

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

Revenues from our four largest customers collectively accounted for 55% and 48% of our net revenues for the three and six months ended December 31, 2002, respectively, as compared to 53% of our net revenues for both the three and six months ended December 31, 2001. As of December 31, 2002, four customers each accounted for between 7% and 20% of our gross trade accounts receivable, and as of December 31, 2001, four customers each accounted for between 7% and 27% of our gross trade accounts receivable. We have no written agreements or other understandings with any of our customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would harm us.

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

Our common stock is listed on the Nasdaq National Market System. In order for our common stock to continue to be quoted on the Nasdaq National Market System, however, we must continue to satisfy specified listing maintenance standards established by Nasdaq, including (i) required levels of total assets, net tangible assets, stockholders’ equity or revenues, (ii) minimum market value of our public float and (iii) a minimum bid price per share.

We have received two letters from Nasdaq notifying us that our common stock failed to meet certain listing maintenance standards. The first letter from Nasdaq advised us that our common stock failed to maintain the required minimum bid price of $1.00 per share over a period of 30 consecutive trading days and that we will have until February 18, 2003 to regain compliance with the requirements; that is, our common stock must close above $1.00 per share for 10 consecutive trading days, or it will be subject to delisting from the Nasdaq National Market. If we are unable to regain compliance with these listing requirements during the cure period, Nasdaq will provide us with a staff determination letter of delisting. We may then file for an extension or exception to comply with the Nasdaq National Market listing requirements, which Nasdaq may grant if it deems appropriate. Otherwise our common stock will be delisted from the Nasdaq National Market.

The second letter from Nasdaq advised us that our common stock failed to maintain the minimum market value of $5 million over a period of 30 consecutive trading days and that we will have until March 4, 2003 to regain compliance with the requirements; that is, the publicly held shares of our common stock, other than shares held by our officers or directors or by beneficial owners of 10% or more of our common stock, must equal or exceed the minimum market value of $5 million for 10 consecutive trading days, or our common stock will be subject to delisting from the Nasdaq National Market. If we are unable to regain compliance with these listing requirements during the cure period, Nasdaq will provide us with a staff determination letter of delisting. We may then file for an extension or exception to comply with the Nasdaq National Market listing requirements, which Nasdaq may grant if it deems appropriate. Otherwise our common stock will be delisted from the Nasdaq National Market.

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

If our common stock is delisted from the Nasdaq National Market, our common stock would trade on either the Nasdaq SmallCap Market (if the transfer application is approved) or on the Over-The-Counter Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from the

Nasdaq National Market could adversely affect the liquidity and price of our common stock and could have a long-term impact on our ability to raise additional capital in the future. In addition, we would incur additional costs under state blue sky laws to sell shares of our common stock if it is delisted from the Nasdaq National Market.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q/A (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)  Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.3+	Amended Employment Agreement dated as of November 21, 2002 between the Registrant and Raymond C. Musci.

10.4+	Amended Employment Agreement dated as of November 21, 2002 between the Registrant and Anthony R. Williams.

10.5+	Amended Agreement For Chairman of the Board of Directors dated as of November 21, 2002 between the Registrant and Robert W. Holmes, Jr.

10.6+	Agreement for Sale of Assets dated as of January 14, 2003 among BAM Studios (Europe) Limited, a subsidiary of the Registrant, VIS Entertainment PLC, BAM Entertainment Limited, a subsidiary of the Registrant, and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a).

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed

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

BAM! ENTERTAINMENT, INC.

Date: September 29, 2003	By:	/S/ RAYMOND C. MUSCI

Raymond C. Musci
Chief Executive Officer

Date: September 29, 2003	By:	/S/ STEPHEN M. AMBLER

Stephen M. Ambler
Chief Financial Officer and Vice President of Finance