Form 10-Q/A
period 2003-03-31
BAM ENTERTAINMENT INC
filed 2003-09-30
CIK 1132809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________TO ___________.

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
14,764,040

EXPLANATORY NOTE

This amendment No. 1 of our Quarterly Report on Form 10-Q of BAM! Entertainment, Inc. sets forth a restated financial statement and revised related disclosures as a result of reclassifying certain amounts within our unaudited condensed consolidated statements of operations. See Note 17 to our unaudited condensed consolidated financial statements for further discussion of the restatement. The restatement does not affect the previously reported unaudited condensed consolidated statements of operations. The restatements only affect the previously reported unaudited condensed consolidated statements of operations for the nine months ended March 31, 2003, and net revenues, loss from operations and net loss for such period are unaffected. Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) have been revised to reflect the restatements, and Exhibits and Reports on Form 8-K (Part II, Item 6) has been revised to include additional exhibits.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, except as required to reflect the effects of the restatements, to make revisions to the Notes to the unaudited condensed consolidated financial statements and to update certain certifications as noted above. As a result, this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 contains forward-looking information that has not been updated for events subsequent to the date of the original filing of the Form 10-Q for the quarter ended March 31, 2003, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	June 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,782	$4,726
Short-term investments	—	8,185
Accounts receivable, net of allowance of $3,024 as of March 31, 2003 and $3,720 as of June 30, 2002	2,590	10,183
Inventories	2,334	3,945
Prepaid royalties	1,039	1,007
Prepaid expenses and other	1,806	2,539

Total current assets	9,551	30,585
Capitalized software and licensed assets	7,881	15,478
Property and equipment, net	675	987
Long-term receivable, net of allowance of $1,627 as of March 31, 2003 and $1,080 as of June 30, 2002	—	547
Other assets	1,104	1,870

Total assets	$19,211	$49,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,941	$4,755
Short-term borrowings	—	1,359
Royalties payable	1,146	528
Accrued compensation and related benefits	851	972
Accrued software costs	800	1,488
Accrued expenses – other	1,021	1,509

Total current liabilities	6,759	10,611
Stockholders’ equity:
Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 14,678,290 and 14,582,756 as of March 31, 2003 and June 30, 2002, respectively	15	15
Additional paid-in capital	62,982	62,988
Deferred stock compensation	(325)	(789)
Accumulated deficit	(50,592)	(23,618)
Accumulated other comprehensive income	372	260

Total stockholders’ equity	12,452	38,856

Total liabilities and stockholders’ equity	$19,211	$49,467

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

			(As restated See Note 17)
Net revenues	$2,866	$7,017	$33,611	$36,758
Costs and expenses:
Cost of revenues
Cost of goods sold	1,962	5,290	20,714	22,036
Royalties, software costs, and license costs	1,871	2,758	15,497	7,433
Project abandonment costs	1,032	275	6,645	275

Total cost of revenues	4,865	8,323	42,856	29,744
Research and development (exclusive of amortization of deferred stock compensation)	527	692	2,575	1,633
Sales and marketing (exclusive of amortization of deferred stock compensation)	1,186	1,831	8,198	8,156
General and administrative (exclusive of amortization of deferred stock compensation)	1,385	1,724	5,777	4,413
Amortization of deferred stock compensation*	44	360	338	1,073
Restructuring costs	8	—	459	—

Total costs and expenses	8,015	12,930	60,203	45,019

Loss from operations	(5,149)	(5,913)	(26,592)	(8,261)
Interest income	3	135	146	231
Interest expense	(50)	(440)	(576)	(2,459)
Other income (expense)	72	(15)	48	(8)

Net loss	$(5,124)	$(6,233)	$(26,974)	$(10,497)

Net loss per share:
Basic and diluted	$(0.35)	$(0.43)	$(1.84)	$(1.34)

Shares used in computation:
Basic and diluted	14,672	14,574	14,645	7,809

*Amortization of deferred stock compensation:
Research and development	$(51)	$55	$(27)	$169
Sales and marketing	(25)	24	(9)	73
General and administrative	120	281	374	831

	$44	$360	$338	$1,073

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(26,974)	$(10,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,473	7,267
Provision for bad debts, sales returns, price protection and cooperative advertising	12,249	8,982
Consulting services performed in exchange for stock options	12	62
Issuance of common stock warrants to a developer	4	—
Other	(52)	17
Changes in operating assets and liabilities:
Accounts receivable	(3,630)	(11,244)
Inventories	1,880	(4,422)
Prepaid expenses and other	819	(1,454)
Prepaid royalties, capitalized software costs and licensed assets	(12,206)	(13,915)
Accounts payable – trade	(2,433)	5,215
Royalties payable	532	(33)
Accrued compensation and related benefits	(121)	(141)
Accrued software costs	(762)	1,068
Accrued expenses – other	(597)	2,334

Net cash used in operating activities	(9,806)	(16,761)

Cash flows from investing activities:
Sale of property and equipment	153	—
Purchase of property and equipment	(338)	(700)
Sale of short-term investments	8,185	—
Purchase of short-term investments	—	(9,748)
(Increase) decrease in other assets	(24)	1,730

Net cash provided by (used in) investing activities:	7,976	(8,718)

Cash flows from financing activities:
Advances under short-term borrowings	8,628	17,699
Repayments of short-term borrowings	(9,987)	(21,863)
Net proceeds from issuance of stock in initial public offering	—	39,243
Net proceeds from exercise of warrants	—	529
Net proceeds from exercise of stock options	—	9
Net proceeds from issuance of stock under employee stock purchase plan	27	25

Net cash (used in) provided by financing activities	(1,332)	35,642

Net (decrease) increase in cash and cash equivalents	(3,162)	10,163
Net effect on cash and cash equivalents from change in exchange rates	218	—
Cash and cash equivalents, beginning of period	4,726	2,170

Cash and cash equivalents, end of period	$1,782	$12,333

Supplementary disclosure of cash flow information
Cash paid for interest	$576	$1,974

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2002, together with management’s discussion and analysis of financial condition and results of operations, contained in Bam’s 2002 Annual Report and Form 10-K. Certain June 30, 2002 Balance Sheet amounts have been reclassified to conform with 2003 presentation. Such reclassification had no effect on net revenues, net loss or shareholders’ equity.

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these condensed consolidated financial statements, during the nine months ended March 31, 2003, Bam used cash in operating activities of $9.8 million and incurred a net loss of $27.0 million. As of March 31, 2003, Bam had cash and cash equivalents of $1.8 million and its accumulated deficit was $50.6 million. These factors, among others, raise substantial doubt about Bam’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should Bam be unable to continue as a going concern.

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

As of March 31, 2003, Bam had $7.6 million, $2.1 million and $298,000 of capitalized development costs, current and long-term prepaid royalties and licensed assets, respectively, related to software development projects in progress. Should Bam not be able to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of these development projects in progress might have to be abandoned and the related costs would have to be written off.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amend SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. Bam adopted SFAS No. 148 and APB No. 28 on January 1, 2003.

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

In November 2002, Bam initiated a restructuring of its operations. As part of the restructuring, Bam reduced its headcount across all departments, by a total of 30 employees, and certain members of the Company’s management also agreed to a reduction of salary for the period December 2002 through June 30, 2003. As compensation for the reduction, those members of management taking the salary reduction were granted stock options in the Company. Bam also transferred, under UK law, an additional 12 product development employees to VIS Entertainment plc upon the sale of its London based studio in January 2003. Bam accounts for restructuring costs in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Prior to January 1, 2003 Bam accounted for restructuring costs in accordance with Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring).

Restructuring costs, which included employee severance payments, write down costs on property and equipment, and legal fees associated with the disposal of the London based studio, for the three and nine months ended March 31, 2003, were as follows (in thousands):

	Three months ended
	March 31, 2003

		Restructuring
	Restructuring	costs expensed		Restructuring
	costs unpaid as	in the three	Restructuring	costs unpaid as
	of December	months ended	costs paid as of	of March 31,
	31, 2002	March 31, 2003	March 31, 2003	2003

Nature of restructuring costs:
Employee severance costs	$110	$21	$116	$15
Property and equipment writedowns	—	(13)	(13)	—
Legal fees	32	—	19	13

Total	$142	$8	$122	$28

	Nine months ended
	March 31, 2003

		Restructuring
	Restructuring	costs expensed		Restructuring
	costs unpaid as	in the nine	Restructuring	costs unpaid as
	of June 30,	months ended	costs paid as of	of March 31,
	2002	March 31, 2003	March 31, 2003	2003

Nature of restructuring costs:
Employee severance costs	$—	$276	$261	$15
Property and equipment writedowns	—	102	102	—
Legal fees	—	62	49	13
Other	—	19	19	—

Total	$—	$459	$431	$28

As part of its restructuring, the Company wrote off $1.302 million of capitalized developments costs, and included such costs in Cost of Revenues — Project abandonment costs during the nine months ended March 31, 2003.

7.	SHORT-TERM INVESTMENTS

Bam classifies all of its short-term investments as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The Company sold all its short-term investments between July and September 2002. Short-term investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive income.

8.	INVENTORIES

Inventories, which consist primarily of finished goods, are stated at the lower of cost (based upon the first-in, first-out method) or market value. Bam estimates the net realizable value of slow moving inventories on a product-by-product basis and charges any excess of cost over net realizable value to cost of revenues.

9.	RECEIVABLES

Trade accounts receivable

Accounts receivable, net of allowances, is comprised of the following (in thousands):

	March 31,	June 30,
	2003	2002

Accounts receivable, gross	$5,614	$13,903
Less the following allowances:
Doubtful accounts	(38)	(433)
Sales return and price protection	(2,600)	(2,707)
Cooperative advertising	(386)	(580)

Accounts receivable, net	$2,590	$10,183

As of March 31, 2003, four customers each accounted for between 10% and 20% of the Company’s gross trade accounts receivable, and as of June 30, 2002, four customers each accounted for between 8% and 12% of the Company’s gross trade accounts receivable. The Company has no written agreements or other understandings with any of its customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time.

Bam released fewer titles in the period immediately prior to March 31, 2003, compared to the period immediately prior to June 30, 2002, resulting in a lower Accounts Receivable balance at that date compared to June 30, 2002.

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

Accounts receivables under the debtor-in-possession financing are classified in current assets. At March 31, 2003, Kmart represented 8% of gross trade receivables.

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

As more fully described in Note 14, in September 2002 Bam issued 68,738 shares of common stock pursuant to a license agreement with a production company. Bam capitalized the cost of this issuance at the fair market value of the common stock, equal to $70,000, and is amortizing this amount to royalties, software costs, license costs and project abandonment over the life of the products after release, expected to not exceed six months. Bam previously issued 68,738 shares of common stock pursuant to this license agreement in April 2001. During the three and nine months ended March 31, 2003, $0 and $70,000, respectively, was amortized to royalties, software costs, and license costs. During the three and nine months ended March 31, 2002, no costs were amortized to royalties, software costs, and license costs.

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

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, the Company incurred a non-cash charge of $354,000, which is being amortized on a straight-line basis over five years. This amortization commenced in October 2000 and the Company had amortized $172,000 as of March 31, 2003. In connection with these warrants, an additional non-cash charge of $556,000 was amortized during the nine months ended March 31, 2003 on the release of a subject title and the termination of a development project prior to completion.

In connection with the issuance of warrants pursuant to a first look agreement with another production company, the Company granted a warrant to purchase up to 200,000 shares of our common stock, of which 15,000 became immediately exercisable upon the signing of the agreement. The remaining 185,000 will only become exercisable, in multiples of either 4,625 or 13,875 shares, upon certain future events occurring relating to the development and release of products. Upon the warrant for 15,000 shares becoming exercisable, the Company incurred a non-cash charge of $29,000, which is being amortized on a straight-line basis over five years. This amortization commenced in May 2002 and the Company had amortized $4,000 as of March 31, 2003. The Company will incur additional non-cash charges as the remaining 185,000 shares become exercisable. Upon release of the software products on which the warrants are exercisable, the Company will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on its share price at future points in time. Each of these future charges will affect the Company’s gross margins and profitability.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As defined by the requirements of Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information, Bam operates in one reportable segment: the development and publishing of interactive entertainment products.

Financial information by geographical region is summarized below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenues from unaffiliated customers:
North America	$2,618	$4,657	$24,680	$31,037
Europe	248	2,261	8,740	4,110
Other	—	99	191	1,611

Consolidated	$2,866	$7,017	$33,611	$36,758

Loss from operations:
North America	$(3,875)	$(3,883)	$(16,958)	$(5,670)
Europe	(1,274)	(2,030)	(9,634)	(2,591)

Consolidated	$(5,149)	$(5,913)	$(26,592)	$(8,261)

	March 31,	June 30,
	2003	2002

Identifiable assets:
North America	$34,837	$53,313
Europe	7,474	15,648
Intercompany items and eliminations	(23,100)	(19,494)

Total	$19,211	$49,467

Long-Lived assets:
North America	$4,571	$8,663
Europe	5,089	10,219

Total	$9,660	$18,882

Revenues from the Company’s four largest customers collectively accounted for 86% and 51% of the Company’s net revenues for the three and nine months ended March 31, 2003, respectively, as compared to 74% and 51% of the Company’s net revenues for the three and nine months ended March 31, 2002, respectively.

14. CONTINGENCIES

Under an agreement entered into between Bam and a production company, Bam has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. For each film (up to a total of 10 films) that Bam selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued to the production company following the theatrical release of each film for which Bam has developed a product, up to a maximum of 687,375 shares of common stock. As of March 31, 2003 Bam has elected to produce software products for three films pursuant to this agreement. One of these films had its theatrical release during the year ended June 30, 2001 and another had its theatrical release during the nine months ended March 31, 2003. Accordingly, Bam has issued 137,476 shares of common stock to the production company to date with an aggregate value of $816,000, of which 68,738 shares were issued during the nine months ended March 31, 2003. Bam is not required to issue stock on the remaining film until such time as the film is released, which is anticipated to be in the summer of calendar year 2004.

In connection with an agreement entered into with a separate production company during January 2002, under which Bam may produce software products based on certain properties owned by the production company, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. As of March 31, 2003, warrants to issue 25,000 shares of common stock have been issued under this agreement with an aggregate value of $93,000. The issuance of warrants on the remaining 25,000 shares of common stock is contingent upon certain future events occurring, such as exercising a right to develop a product.

In connection with a first look agreement entered into with a production company in May 2002, Bam granted to the production company a warrant, with a ten year term from the date of issue, to purchase up to 200,000 shares of Bam’s common stock at an exercise price of $2.60, of which 15,000 shares became immediately exercisable upon the signing of the agreement at an aggregate cost of $29,000, and the remaining 185,000 shares only become exercisable in multiples of 4,625 shares upon each election by Bam to produce a title based on any films, made for television movies, or television series produced from screenplays to be produced by the production company, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which Bam has developed a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable. Bam’s agreement expires upon the later of five years, and the earlier of either the theatrical release or television air-date of the tenth film or television series on which Bam bases a product, and eight years. The agreement was assigned by the production company to another production company in July 2002. This production company filed a lawsuit on March 27, 2003 for alleged claims of breach of contract and fraud against Bam. Bam believes the lawsuit is without merit and intends to vigorously defend against the suit, although it is too early to predict the outcome of the litigation and its effect on the likelihood that any of the remaining 185,000 shares will become exercisable in the future.

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

Legal Proceedings

On April 1, 2003, Amaze Entertainment, Inc. asserted counterclaims against Bam in an action captioned BAM! ENTERTAINMENT INC. v. AMAZE ENTERTAINMENT, INC. et. al. that Bam commenced in the Superior Court of California, County of Santa Clara (Case No. CV814820) on February 18, 2003, and which Amaze had removed to the United States District Court for the Northern District of California (Case No. C03 01286 PVT) on or about March 24, 2003. Ban’s action asserted claims for, inter alia, relief based on rescission, breach of contract, declaratory relief, and money paid and received with regard to an agreement for a video game titled “Crushed Baseball” that Amaze Entertainment was developing for Bam. Amaze Entertainment’s counterclaims allege breach of contract and unjust enrichment with regard to each of the “Crushed Baseball” development agreement and a separate development agreement for another video game titled “Samuari Jack.” The counterclaims seek, inter alia, compensatory damages of approximately $3.5 million and additional damages to be proven at trial. While it is too early to predict the outcome of the litigation, Bam believes the counterclaims are without merit and intends to vigorously defend against those counterclaims.

On March 27, 2003, a complaint captioned OVATION ENTERTAINMENT, LLC. v. BAM! ENTERTAINMENT, INC. et al. was filed against Bam in the Superior Court of California, County of Los Angeles (Case No. SCO76530). The complaint alleges, inter alia, claims of breach of contract and fraud against Bam in connection with an exclusive first look agreement, which was assigned to Ovation Entertainment by the licensor originally party to the agreement, for content relating to motion pictures and television projects to be licensed to Bam for development in connection with video games. The lawsuit seeks, inter alia, compensatory damages believed to be in excess of $1 million and interest thereon, exemplary or punitive damages, and attorneys’ fees. While it is too early to predict the outcome of the litigation, Bam believes the lawsuit is without merit and intends to vigorously defend against the lawsuit.

15. COMMITMENTS

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

Bam’s principal commitments at March 31, 2003 comprised operating leases, guaranteed royalty payments, contractual marketing commitments and factoring agreement minimum annual fees. At March 31, 2003, Bam had commitments to spend $1.2 million under operating leases, net of sub-leases, prepay $1.4 million for royalties under agreements with various content providers, spend $2.9 million in advertising on the networks and websites of these content providers and incur $124,000 in factoring agreement annual fees which are expensed as incurred. Of these amounts, $3.4 million must be paid no later than March 31, 2004. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects

of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Bam adopted SFAS No 144 on July 1, 2002. The adoption of SFAS No. 144 did not have a material effect on Bam’s financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No.123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. Bam adopted SFAS No. 148 and APB No.28 on January 1, 2003. (see Note 5.)

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and the initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Bam adopted FIN No. 45 on January 1, 2003 and provided disclosure as of March 31, 2003 and June 30, 2002 as required by FIN No. 45 in Note 15. Bam does not expect adoption of the liability recognition provisions to have a material impact on its financial position or results of operations.

17. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the nine months ended March 31, 2003, the Company determined that the accounting treatment for a certain transaction that had been previously recorded for the nine months ended March 31, 2003 was inappropriate. The Company has corrected the accounting treatment for the transaction and restated its unaudited condensed consolidated financial statements for the nine months ended March 31, 2003 to reflect the correction. Specifically, the Company has reclassified $1.3 million of project abandonment costs, incurred as a direct result of the Company disposing of its London based studio under its restructuring plan during the quarter ended December 31, 2002, from restructuring costs to project abandonment costs within cost of revenues, as this expense does not qualify as an exit cost under the definition of an exit cost as set out in EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The restatement does not affect the Company’s previously reported income statement and revised related disclosures for the three months ended March 31, 2003, nor does it affect recorded net revenues, loss from operations or net loss for the nine months ended March 31, 2003.

A summary of the significant effects of the restatements is as follows (in thousands, except per share data):

	Nine months ended
	March 31, 2003

	(As previously
Condensed Consolidated Statement of Operations Data:	reported)	(As restated)

Net revenues	$33,611	$33,611
Costs and expenses:
Cost of goods sold	20,714	20,714
Royalties, software costs and licensed assets	15,497	15,497
Project abandonment costs	5,343	6,645

Total cost of revenues	41,554	42,856
Restructuring costs	1,761	459
Other operating expenses	16,888	16,888

Total costs and expenses	60,203	60,203

Loss from operations	(26,592)	(26,592)
Other income (expense), net	(382)	(382)

Net loss	$(26,974)	$(26,974)

Net loss per share:
Basic and diluted	$(1.84)	$(1.84)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Report on Form 10-Q/A and gives effect to the restatements discussed in Note 17 to the unaudited condensed consolidated financial statements.

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. When used in this Form 10-Q/A, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “intend” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intensions and expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Form 10-Q/A. Important factors that could cause actual results to differ materially from our forward-looking statements include but are not limited to those set forth below under the heading “Risk Factors” and elsewhere in this Report. Our actual results could differ materially from those predicated in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in the above prospectus. Other than as required by federal securities law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

As of March 31, 2003, we had $7.6 million, $2.1 million and $298,000 of capitalized development costs, current and long-term prepaid royalties and licensed assets, respectively, related to software development projects in progress. Should we be unable to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of these development projects in progress might have to be abandoned and the related costs would have to be written off.

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

Our sales are typically made on credit, with terms that vary depending upon the customer and other factors. If a sale is made on credit, and a significant portion of the fee is due after our normal payment terms, which are normally 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable and will not recognize revenue until such time as the fee becomes due. While we attempt to carefully monitor the creditworthiness of our customers and distributors, we bear the risk of their inability to pay our receivables and of any delay in payment. If the collectibility of a receivable becomes uncertain after revenue has been recognized, we will record an allowance for doubtful accounts against our accounts receivable.

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

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues
Cost of goods sold	68.5	75.4	61.6	60.0
Royalties, software costs, and license costs	65.3	39.3	46.1	20.2
Project abandonment costs	36.0	3.9	19.7	0.7

Total cost of revenues	169.8	118.6	127.4	80.9
Research and development (exclusive of amortization of deferred stock compensation)	18.4	9.9	7.7	4.4
Sales and marketing (exclusive of amortization of deferred stock compensation)	41.4	26.1	24.4	22.2
General and administrative (exclusive of amortization of deferred stock compensation)	48.3	24.6	17.2	12.1
Amortization of deferred stock compensation	1.5	5.1	1.0	2.9
Restructuring costs	0.3	—	1.4	—

Total costs and expenses	279.7	184.3	179.1	122.5

Loss from operations	(179.7)	(84.3)	(79.1)	(22.5)
Interest income	0.1	1.9	0.4	0.6
Interest expense	(1.7)	(6.3)	(1.7)	(6.7)
Other income (expense)	2.5	(0.2)	0.1	0.0

Net loss	(178.8)%	(88.9)%	(80.3)%	(28.6)%

*Amortization of deferred stock compensation:
Research and development	(1.8)%	0.8%	(0.1)%	0.5%
Sales and marketing	(0.9)	0.3	0.0	0.2
General and administrative	4.2	4.0	1.1	2.2

	1.5%	5.1%	1.0%	2.9%

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

Net sales to Kmart in the three and nine months ended March 31, 2003 were made under Kmart’s debtor-in-possession financing arrangement. At March 31, 2003, Kmart represented 8% of gross trade accounts receivable.

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

Project abandonment costs were $1.0 million, or 36% of net revenues, for the three months ended March 31, 2003 as compared to $275,000, or 4% of net revenues for the comparable period in 2002, and $6.6 million, or 20% of net revenues, for the nine months ended March 31, 2003 as compared to $275,000, or 1% of net revenues, for the comparable period in 2002. During the three and nine months ended March 31, 2003 we abandoned three and ten projects respectively, compared to one project in both the three and nine months ended March 31, 2002.

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

Restructuring costs

Restructuring costs were $8,000 for the three months ended March 31, 2003, as compared to zero for the comparable period in 2002, and $459,000, or 1% of net revenues, for the nine months ended March 31, 2003 as compared to zero for the comparable period in 2002. We initiated a restructuring of our operations in November 2002. In the nine months ended March 31, 2003, restructuring costs comprised headcount reduction severance payments of $261,000, and costs of $198,000 incurred upon the disposal of our London development studio. As part of this restructuring, we wrote off $1,302 million of capitalized development costs and included such costs in Cost of Revenues-Project abandonment costs in the three and nine months ended March 31, 2003.

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

Our principal commitments at March 31, 2003 comprised operating leases, guaranteed royalty payments, contractual marketing commitments and factoring agreement minimum annual fees. At March 31, 2003, we had commitments to spend $1.2 million under operating leases through 2008, net of sub-leases, prepay $1.4 million for royalties under agreements with various content providers, spend $2.9 million in advertising on the networks and websites of these content providers and incur $124,000 in factoring agreement annual fees. Of these amounts, $3.4 million must be paid no later than March 31, 2004. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers.

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

Revenues from our four largest customers collectively accounted for 86% and 51% of our net revenues for the three and nine months ended March 31, 2003, respectively, as compared to 74% and 51% of our net revenues for the three and nine months ended March 31, 2002, respectively. As of March 31, 2003, four customers each accounted for between 10% and 20% of our gross trade accounts receivable, and as of March 31, 2002, four customers each accounted for between 8% and 18% of our gross trade accounts accounts receivable. We have no written agreements or other understandings with any of our customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would harm us.

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

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.7+	Lease Agreement between BAM Entertainment Limited, a subsidiary of the Registrant, and BAE Systems Marine Limited, regarding office on the Second Floor of Upper Borough Court, Barton Court, Bath, England.

10.8+	Separation Agreement and Release, dated as of March 24, 2003, between the Registrant and Bernard Stolar.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a).

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed

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