Form 10-K
period 2003-06-30
BAM ENTERTAINMENT INC
filed 2003-09-30
CIK 1132809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________ .

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

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,659,573 million as of September 17, 2003 based upon the closing price on the Nasdaq SmallCap Market reported for such date. Stock held by each officer and director and by each person who owns 5% or more of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

The number of shares of common stock outstanding as of September 17, 2003: 14,764,040

Documents Incorporated by Reference

          Portions of the Registrant’s Definitive Proxy Statement issued in connection with the 2003 Annual Meeting of the Stockholders of the Registrant are incorporated by reference into Part III.

PART I

ITEM 1 – BUSINESS

Certain information contained in this Report constitutes forward-looking statements which involve risks and uncertainties including, but not limited to, information with regard to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. The words “believes,” “anticipates,” “plans,” “expects,” “endeavors, “may,” “will,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Report.

OVERVIEW

We develop and publish interactive entertainment software products. We currently publish titles for the most popular interactive entertainment hardware platforms, such as Sony’s PlayStation and PlayStation 2, Nintendo’s Gamecube, Nintendo 64, Game Boy Color and Game Boy Advance, Microsoft’s Xbox, portable handheld devices manufactured by Palm and Handspring, and for personal computers or PCs. We were incorporated in California in October 1999 under the name Bay Area Multimedia, Inc. We reincorporated in Delaware in September 2000 and changed our name to BAM! Entertainment, Inc. in December 2000. We commenced operations in October 1999 and shipped our first products in June 2000.

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

We have experienced recurring net losses from inception (October 7, 1999) through June 30, 2003. During the year ended June 30, 2003, we used cash in operating activities of $10.5 million and incurred a net loss of $36.2 million. As of June 30, 2003, we had cash and cash equivalents of $1.1 million and an accumulated deficit of $59.8 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should we be unable to continue as a going concern.

During the year ended June 30, 2003, we undertook measures to reduce spending and restructured our operations. In February 2003 we retained, through July 31, 2003, the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. No transactions arose from this assistance or were consummated during this period. We may need to either consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

As of June 30, 2003, we had $4.0 million, $1.1 million and $89,000 of capitalized development costs, current and long-term prepaid royalties and licensed assets, respectively, related to software development projects in progress. Should we be unable to effectuate either a merger or acquisition or secure sufficient additional financing, part or all of these development projects in progress might have to be abandoned and the related costs would have to be written off.

In September 2003, we entered into a six month Agreement (the “Agreement”) with a finance company, pursuant to which the finance company extends us a line of credit facility to fund domestic inventory purchases. We may sell the inventory purchased under the Agreement and are required to remit customer receipts from those sales directly to the finance company up to the amounts funded by them. We retain collections in excess of the amounts funded by the finance company, are responsible for collecting the customer receivables, and bear the risk of loss on all uncollectible accounts. Under the Agreement, the finance company’s aggregate outstanding funding is limited to $3.2 million. We are required to pay the finance company’s expenses under the contract, a facility fee equal to 5.0% of the funds advanced by the finance company, and interest at prime plus 0.5%. The Agreement terminates on March 31, 2004 and any sums outstanding become repayable on that date. We may repay any sums advanced prior to the due date of payment without penalty. Our factoring agreement with a different finance company was mutually terminated in September 2003.

Products

The following tables set forth the titles we have released since inception:

Title	Genre	Hardware platform	Date of release

Beast Wars(1)	Action	Nintendo 64/PlayStation	June 2000
Contender 2(1)	Action	PlayStation	October 2000
Jimmy White’s Cueball 2(1)	Sports	PlayStation	October 2000
Bad Mojo Jojo (Powerpuff Girls)	Adventure	Game Boy Color	November 2000
Paint the Townsville Green (Powerpuff Girls)	Adventure	Game Boy Color	November 2000
Sgt. Rock	Action	Game Boy Color	November 2000
Robot Revenge (Dexter’s Laboratory)	Adventure	Game Boy Color	December 2000
Yogi Bear	Adventure	Game Boy Color	December 2000
Battle Him (Powerpuff Girls)	Adventure	Game Boy Color	February 2001
Xtreme Wheels	Sports	Game Boy Color	April 2001
Fire Pro Wrestling	Sports	Game Boy Advance	June 2001
Hot Potato	Puzzle	Game Boy Advance	June 2001
Strike it Rich	Trivia	Palm/Handspring	July 2001
CardTopia	Card	Palm/Handspring	July 2001
Deesaster Strikes (Dexter’s Laboratory)	Adventure	Game Boy Advance	September 2001
Science Ain’t Fair (Dexter’s Laboratory)	Adventure	PC	September 2001
Mojo Jojo A-Go-Go (Powerpuff Girls)	Adventure	PC	September 2001
Sports Illustrated for Kids: Baseball	Sports	Game Boy Advance	September 2001
Sports Illustrated for Kids: Football	Sports	Game Boy Advance	September 2001
Driven	Sports	PlayStation 2	October 2001
Chemical X-Traction (Powerpuff Girls)	Adventure	PlayStation/Nintendo 64	October 2001
Mojo Jojo A-Go-Go (Powerpuff Girls)	Adventure	Game Boy Advance	November 2001
Ecks v Sever	Action	Game Boy Advance	November 2001
Driven	Sports	Game Boy Advance	November 2001
Broken Sword	Adventure	Game Boy Advance	March 2002
Savage Skies(1)	Action	PlayStation 2	March 2002
Driven	Sports	GameCube	March 2002
Wolfenstein 3D	Action	Game Boy Advance	March 2002
World Rally Championship(1)	Sports	PlayStation 2	March 2002
Mandark’s Lab? (Dexter’s Laboratory)	Adventure	PlayStation	April 2002
Star X	Action	Game Boy Advance	April 2002
Way of the Samurai(1)	Action	PlayStation 2	May 2002
Dropship(1)	Action	PlayStation 2	May 2002
Wipeout Fusion(1)	Action	PlayStation 2	June 2002
Kong	Action	Game Boy Advance	August 2002
Chase: Hollywood Stunt Driver	Action	XBox	September 2002
Riding Spirits	Action	PlayStation 2	September 2002
Fire Pro Wrestling 2	Sports	Game Boy Advance	September 2002
The Powerpuff Girls: Gamesville	Adventure	PC	September 2002
Ballistic: Ecks v Sever	Action	Game Boy Advance	September 2002
Runabout 3(2)	Action	PlayStation 2	October 2002
Dexter’s Laboratory: Chess Challenge	Adventure	Game Boy Advance	October 2002
Reign of Fire	Action	PlayStation 2/Xbox/GameCube/	October 2002
Game Boy Advance
Powerpuff Girls Him and Seek	Adventure	Game Boy Advance	October 2002
Powerpuff Girls Relish Rampage	Adventure	PlayStation 2	November 2002
My Disney Kitchen	Adventure	PlayStation	November 2002
Winnie The Pooh Pre School	Adventure	PlayStation	November 2002
Winnie the Pooh Kindergarten	Adventure	PlayStation	November 2002
4x4 Evo 2(2)	Sports	PlayStation 2	January 2003
Samurai Jack – The Amulet of Time	Adventure	Game Boy Advance	March 2003
Ed, Edd, n Eddy: Jawbreakers	Adventure	Game Boy Advance	March 2003

(1)	This title has been released to consumers in North America only.

(2)	This title has been released to consumers in Europe only.

Strategic relationships

We have entered into strategic relationships with entertainment and media companies that have developed well-known characters and brands and that are producing popular properties that are expected to form the basis of future products.

The Cartoon Network. Between March 2000 and February 2003, we entered into four non-exclusive license agreements that give us the right to develop and distribute interactive entertainment software based on Warner Bros.’ Powerpuff Girls, Dexter’s Laboratory, Samurai Jack and Ed, Edd, n Eddy properties on a multi-national basis. The Powerpuff Girls, Dexter’s Laboratory, Samurai Jack and Ed, Edd, n Eddy television shows are aired on AOL Time Warner’s Cartoon Network. Under these agreements, we are obligated to pay royalties based on a percentage of net sales of the titles and are obligated to advertise and promote the titles on the Cartoon Network. Our license agreement for Samurai Jack terminated in August 2003.

We believe that the Cartoon Network has significant brand awareness among six to 11 year olds. According to the Cartoon Network, their programs are viewed in 82 million homes in the United States and 145 countries around the world. We participate in promotional programs with the Cartoon Network and certain retailers who advertise on the Cartoon Network in connection with the release of our products.

Franchise Films. In April 2000, we entered into a strategic arrangement with Franchise Films, Inc. Our agreement gives us the exclusive, first look right to review screenplays acquired by the studio, develop titles based on films produced from those screenplays and distribute them worldwide. Our agreement expires upon the later of three years or the theatrical release of the tenth film on which we base a product. Franchise Films has also agreed to provide us with free access to any publicity and advertising materials it prepares and granted us the right to use these materials to promote and advertise our products. Under the agreement, we agreed to pay Franchise Films royalties based on the net sales of the titles based on the films we select and we are obligated to issue 68,738 shares of our common stock following the theatrical release of each film for which we have developed a title, up to a maximum of 687,375 shares. We have released titles for the Sony PlayStation 2 and Nintendo Game Boy Advance based on the film title Driven, which was released in April 2001. We have also released two Nintendo Game Boy Advance titles based on Ecks v Sever, a film released in September 2002.

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

Aardman Animations Ltd. In January 2002, we entered into a licensing and publishing partnership with Aardman Animations Limited, creators of Wallace & Gromit and Chicken Run. Our five-year agreement gives us an exclusive right to develop titles based on Aardman’s intellectual property and to distribute them worldwide. Under the agreement we will have to pay royalties to Aardman calculated as a percentage of sales of the developed products, and we are required to issue them warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. We have commenced development of Wallace & Gromit titles for Sony’s PlayStation 2, Nintendo’s GameCube and Game Boy Advance, Microsoft’s Xbox and personal computers and plan to release these titles in the fall of 2003. We have exercised our right to develop products on Creature Comforts, a TV series soon to be shown on British television.

Riverdeep Inc. In June 2002, we entered into a licensing and publishing agreement with Riverdeep Inc., owners of the property rights to Carmen Sandiego. Our agreement gives us an exclusive right to develop titles based on Carmen Sandiego for all platforms except personal computers, and to distribute them worldwide. Under the agreement we will have to pay royalties to Riverdeep calculated as a percentage of sales of the developed products. The agreement expires four years after the first commercial distribution of the first title, or June 2004 if no title is released prior to that date. Our first title is planned to be released in Fiscal 2004.

Ovation Entertainment LLC. In May 2002, we entered into a licensing and publishing agreement with Southpaw Media Group Inc. The agreement was assigned to Ovation Entertainment LLC in July 2002 and amended in August 2003 following litigation between the parties. Our agreement gives us the exclusive, first look right to review screenplays to be produced by the studio, develop titles based on any films, made for television movies, or television series produced from those screenplays, and distribute them worldwide. Our agreement expires upon the later of five years or either the theatrical release or television air-date of the tenth film or television series on which we base a product, but in no event later than eight years from the date of the agreement, unless seven films or television series have been released or aired, respectively, within seven years from the date of the agreement, in which event the agreement would expire at the end of the seventh year. Under the agreement, we will have to pay royalties calculated as a percentage of sales of the developed products, and we granted a warrant to purchase up to 200,000 shares of our common stock, of which 15,000 became immediately exercisable upon the signing of the agreement and the remaining 185,000 only become exercisable upon the occurrence of certain future events. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable.

Spyglass Entertainment Group. In October 2000, we entered into a strategic arrangement with Spyglass Entertainment Group, L.P. The agreement was mutually terminated in June 2003. The agreement gave us an exclusive right of first refusal to develop titles based on films produced by the studio and to distribute them worldwide. In addition, Spyglass Entertainment Group agreed to provide us with free access to any publicity and advertising materials it prepared and we had the right to use these materials to promote and advertise our titles. Under the agreement, we granted Spyglass Entertainment Group a warrant to purchase up to 470,000 shares of our common stock and agreed to pay the studio royalties based on the net sales of titles based on its films. We released titles under the agreement for Sony’s PlayStation 2, Microsoft’s Xbox, and Nintendo’s Game Boy Advance and GameCube based on Reign of Fire, a film released in August 2002.

Software product design and development

We believe our success will depend in large part on our ability to design and develop innovative interactive entertainment software based on popular content, design and develop sequels to our more popular products and offer previously released products on additional hardware platforms. We pair members of our internal production staff with external software developers who have varying design and development capabilities, which we believe provides us with flexibility to develop titles in a timely, cost-effective manner. Our software producers take responsibility for the selection of the title concept, evaluation of the capabilities of the software developer who will prepare the graphics, artwork and computer code for the title, and the publication, marketing and distribution of the completed title. The external software developers are responsible for the completion of technical milestones such as creation of particular graphics, artwork and sound designs.

Title production and development

At June 30, 2003, our in-house production staff consisted of five employees, two of whom work in our San Jose office, and three of whom work in our Bath, England office. Our in-house production staff includes four software producers who are responsible for monitoring the progress of our independent third-party software developers with whom we contract to create titles. Our production staff evaluates the work of each of the external software developers through design review, progress evaluation, milestone review and quality checks. Each milestone submission is reviewed by our in-house production staff to ensure compliance with the product’s design specifications.

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

Our agreements with independent software developers are typically entered into on a title-by-title basis and provide for the payment of the greater of a fixed amount or royalties based on actual sales. We generally pay independent software developers installments of the fixed advance based on the achievement of specific development milestones established by our production staff at the outset of the development process. Royalties in excess of the fixed advance are generally based on either a fixed amount per unit sold or as a percentage of the per unit sales price. We generally obtain ownership of the software code and related documentation from our independent software developers. In instances where we do not retain sole ownership of the source code, the owner may use or license the code for development of other software products that may compete directly with our products and we may not have sufficient rights in the source code to produce derivative products. Upon completion of the development process, each title is play-tested by us and sent to the manufacturer for its testing, review and approval. Related artwork, user instructions, warranty information, brochures and packaging designs are also developed by third parties under our supervision.

We believe that the development process for an original, externally-developed product for a next generation hardware platform typically takes 12 to 24 months, and for an original, externally-developed product for the Nintento Game Boy Advance platform, six to nine months. This process is shorter for existing products currently used on 32-bit and 64-bit hardware platforms. We believe that it takes approximately six to 12 months to develop an existing title as a product for a different hardware platform.

Marketing, sales and distribution

Our marketing, sales and distribution efforts are designed to broaden product distribution and increase the penetration of our products in domestic and international markets. We rely in part on the name recognition of the motion picture, sports and television cartoon properties on which many of our products are based to attract consumers and obtain shelf space from mass merchandisers. We supplement our domestic direct sales efforts with third-party distributors. As of June 30, 2003, our sales and marketing staff consisted of ten employees, seven of whom work in our San Jose, California headquarters and three of whom work in our Bath, England office.

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

We seek to extend the life cycle and financial return of many of our products by marketing those products differently throughout the product’s life. Although the product life cycle for each title varies based on a number of factors, including the quality of the title, the number and quality of competing titles, and in certain instances seasonality, we typically consider a title as back catalog six months after its initial release. We utilize marketing programs appropriate for the particular title, which generally includes progressive sales price reductions over time to increase the product’s longevity in the retail channel as we shift advertising support to newer releases.

Domestic activities

We sell our products primarily to mass merchandisers and, to a lesser extent, to third-party distributors. Our principal customers include Toys “R” Us, Kmart, Wal-Mart, GameStop, Best Buy, Electronics Boutique and Target. We do not have any written agreements or other understandings with any of our customers that relate to future purchases, so our customers could reduce or terminate their purchases from us at any time. Revenues from our four largest customers collectively accounted for approximately 48% of our net revenues for the year ended June 30, 2003, as compared to approximately 48% of our net revenues for the year ended June 30, 2002 and 52% for the year ended June 30, 2001.

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

In July 2003, we entered into a distribution agreement with Acclaim Entertainment Ltd (“Acclaim”) whereby Acclaim exclusively distribute certain forthcoming products of ours in PAL territories. PAL is the television standard for the United Kingdom, continental Europe and Australia. Acclaim will be responsible for the manufacture, sale, distribution and marketing of the products and will pay us based on net receipts from the sales made by them. The agreement obligates Acclaim to pay us minimum guarantee advances both before and after product release dates, but such payments are reduced upon late delivery of a product, and fully repayable upon cancellation of the product.

Prior to entering into the distribution agreement with Acclaim, we had entered, in February 2001, into a two-year exclusive license agreement with Ubi Soft Entertainment S.A. (“Ubi Soft”), a French distributor of entertainment and educational multimedia, to distribute, market, and sell certain of our interactive software products in the Nintendo Game Boy Color format on a multi-national basis. The agreement obligated Ubi Soft to make minimum purchases at a set price per title. In July 2001, we expanded our relationship with Ubi Soft and signed a distribution agreement establishing them as the exclusive distributor of all of our interactive entertainment software products across all hardware platform formats in a number of European countries. Under this agreement, which expired on July 31, 2003, we were obligated to pay a distribution fee based on a percentage of the net revenues from sales of all products in the territory, and assist with marketing the products.

The Ubi Soft distribution agreement excluded the United Kingdom, where we sold our products primarily to mass merchandisers and, to a lesser extent, to third-party distributors. Our principal customers included Game, Dixons, Toys “R” Us, WH Smiths, EUK, and HMV. Our sales staff was largely responsible for generating retail demand for our products by presenting new products to our customers in advance of the products’ scheduled release dates. They did this by providing technical advice with respect to the products and by working closely with retailers and distributors to sell the products. We typically shipped our products within a short period of time after acceptance of purchase orders from distributors and other customers. Accordingly, we did not have a material backlog of unfilled orders and net sales in any quarter were substantially dependent on orders booked in that quarter.

The Acclaim distribution agreement signed in July 2003 excludes products from our existing catalogue. We will continue to sell these products directly to mass merchandisers or third-party distributors in the United Kingdom, and continental Europe.

Revenues from our international customers collectively accounted for approximately 24% of our net revenues for the year ended June 30, 2003, as compared to 11% for the year ended June 30, 2002 and 10% for the year ended June 30, 2001.

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

The amounts charged by the manufacturers include a manufacturing, printing and packaging fee, as well as a royalty for the use of the manufacturer’s name, proprietary information and technology. All of these fees are subject to adjustment by the manufacturers at their discretion. Nintendo charges us a fixed amount for each cartridge that includes the royalty. This amount varies based, in part, on the memory capacity of the cartridges. Sony charges us a royalty for every disk manufactured. The manufacturers have the right to review, evaluate, approve and reject a prototype of each title and the title’s packaging and marketing materials.

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

In addition to the hardware platform manufacturers, we compete with other interactive entertainment software companies. Significant competitors include Acclaim Entertainment, Inc., Activision, Inc., Bandai America Incorporated, Capcom USA, Inc., Eidos PLC, Electronic Arts Inc., Infogrames Entertainment SA., Konami Corporation of America, Inc., Midway Games Inc., Namco Ltd., Sega Enterprises, Inc. (USA), Take-Two Interactive Software, Inc., THQ, Inc., Ubi Soft Entertainment and Vivendi Universal S.A. Many of these competitors are large corporations that have significantly greater financial, marketing, personnel and product development resources than us. Due to these greater resources, certain of these competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors of desirable motion picture, television, sports and character properties and pay more to third-party software developers than we can. Any significant increase in the development, marketing and sales efforts of our competitors could harm our business.

Intellectual property

Our business relies on the hardware platform manufacturers and our non-exclusive licenses with them to publish titles and manufacture our products for their hardware platforms. Our existing hardware platform licenses for Nintendo’s Game Boy Color and Game Boy Advance, Nintendo 64, Nintendo GameCube, Sony’s PlayStation and PlayStation 2, and Microsoft’s Xbox grant us the right to develop, publish and distribute titles for use on the respective hardware platforms. Each of these hardware platform licenses requires that we obtain approval for the publication of new titles on a title-by-title basis and licenses with Nintendo and Sony require that our titles be manufactured solely by the respective manufacturer and licenses with Microsoft require that we use certain approved third party manufacturers. License agreements relating to these rights generally extend for a term of two to three years. The agreements are terminable upon the occurrence of a number of factors, including: (1) breach of the agreement by us; (2) our bankruptcy or insolvency; or (3) our entry into a relationship with, or acquisition by, a competitor of the manufacturer. We cannot assure you that we will be able to obtain new or maintain existing licenses on acceptable terms, or at all.

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

We hold copyrights on our products, product literature and advertising and other materials. We rely on common law trademark rights to our name and our logo. We do not currently hold any patents. We outsource all of our product development to third-party developers and typically retain all intellectual property rights related to such projects. No third-party developer has challenged our ownership interest in the intellectual property rights to projects we have outsourced, but it is always possible that a third-party developer could issue such a challenge and prevail. We also license products developed by third parties and pay royalties on the sale of such products.

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

Employees

As of June 30, 2003, we employed 32 full-time employees, comprising ten in sales and marketing, five in research and development, and 17 in management, general and administration. Of the 32 employees, 20 are located in the United States, and 12 are located in England. None of the employees are represented by a labor union, and we have experienced no work stoppages. We believe our employee relations are good.

RISK FACTORS

In addition to the other information in this Report, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully enter into a merger, acquisition or obtain additional financing, we may not have sufficient cash to continue operations for the next six months.

In February 2003 we retained, through July 31, 2003, the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. No transactions arose from this assistance or were consummated during this period. We may need to either consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any such merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

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

Our future performance will depend upon a number of factors, including our ability to:

•	secure additional financing and fund purchases of inventory;

•	expand our domestic and international customer base;

•	secure popular entertainment properties upon which to base future products;

•	develop and enhance products in response to new interactive entertainment hardware platform releases, customer demand and competitive market conditions;

•	expand our interactive entertainment software development and sales and marketing capabilities;

•	expand our international operations;

•	attract, retain and motivate qualified personnel; and

•	maintain adequate control of our expenses.

We have a history of operating losses and may never achieve profitability.

We incurred net losses of $36.2 million in the year ended June 30, 2003, $15.7 million for the year ended June 30, 2002 and $1.6 million for the year ended June 30, 2001. We will need to generate significant revenues and control expenses to achieve profitability. There can be no assurance that our revenues will grow in the future or that we will achieve sufficient revenues for profitability.

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

Pursuant to a license agreement with a production company, we are obligated to issue 68,738 shares of our common stock after the release of any film for which we elect to produce interactive entertainment software products, up to 10 films or 687,375 shares of common stock. To date, we have elected to produce titles for three films and have issued 137,476 shares under this agreement for an aggregate value of $816,000. We are required to issue these shares when the films are released and will then incur a non-cash charge. We cannot estimate the aggregate dollar amount of these future non-cash charges as they will be based on our share price at a future point in time, but they may be substantial. All of the non-cash charges on the shares issued to date under the agreement had been amortized as of June 30, 2003.

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we incurred a non-cash charge of $97,000. We had amortized $8,000 of this charge as of June 30, 2003. The remaining charge will be amortized upon release of the software products on which the warrants are issued, over the life of the products, expected to be between three and six months. Under the agreement, additional warrants to purchase up to an additional 15,000 shares may be issued, contingent upon certain future events occurring. Upon issuance of the warrants we will incur an additional non-cash charge. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time. Each of these future charges will affect our gross margins and profitability.

In connection with the issuance of warrants pursuant to a first look agreement with another production company, we granted a warrant to purchase up to 200,000 shares of our common stock, of which 15,000 became immediately exercisable upon the signing of the agreement. The remaining 185,000 will only become exercisable, in multiples of either 4,625 or 13,875 shares, upon certain future events occurring relating to the development and release of products. Upon the warrant for 15,000 shares becoming exercisable, we incurred a non-cash charge of $29,000, which has been fully amortized as of June 30, 2003. We will incur additional non-cash charges as the remaining 185,000 shares become exercisable. Upon release of the software products on which the warrants are exercisable, we will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. We cannot estimate the aggregate dollar amount of these future non-cash charges as they will be based on our share price at future points in time. Each of these future charges will affect our gross margins and profitability.

RISKS RELATED TO OUR BUSINESS

Our ability to effectuate a financing transaction to fund our operations could impair the value of your investment, and we cannot assure you that we will be able to meet our future capital requirements.

If we are not acquired by or merge with another entity or if we are not able to raise additional capital via sale or license of certain of our assets, we may need to consummate a financing transaction pursuant to which we receive additional liquidity. This additional financing may take the form of us raising additional capital through public or private equity offerings or debt financing. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we cannot effectuate a financing transaction to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders will likely experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking protection under federal bankruptcy laws.

We depend on a relatively limited number of products for a significant portion of our revenues.

A significant portion of our revenues is derived each quarter from a relatively limited number of products that were released in that quarter or the or in the immediately preceding quarter. During the year ended June 30, 2003, sales of four products each accounted for between 9% and 13% of our net revenues. During the year ended June 30, 2002, sales of four products each accounted for between 7% and 11% of our net revenues, while during the year ended June 30, 2001, sales of four products each accounted for between 14% and 28% of our net revenues. We expect that a limited number of products will continue to produce a disproportionately large amount of our net revenues. Due to this dependence on a limited number of brands, the failure of one or more products to achieve anticipated results could, and in the past has, significantly harmed our business and operating results.

Our market is characterized by changing consumer preferences and short product life cycles. To compete effectively we must continually introduce new products that achieve market acceptance.

The interactive entertainment software market is characterized by short product life cycles, changing consumer preferences and frequent introduction of new products. We believe that our success will be dependent on the production of successful titles on a continuous basis. We cannot assure you that new products introduced by us will achieve significant market acceptance or that such acceptance, if achieved, will be sufficient to permit us to recover development and other associated costs. Consumer preferences for interactive entertainment software products are continually changing and are difficult to predict. Even the most successful titles remain popular for only limited periods of time, often less than six months. The life cycle of a game generally consists of a relatively high level of sales during the first few months after introduction, followed by a decline in sales, and sales price erosion. Accordingly, we expect that substantially all of our net sales for a particular year will be generated by titles released in that year and in the latter part of the prior year.

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

Revenues from our four largest customers collectively accounted for 48% of our net revenues for the year ended June 30, 2003, as compared to 48% of our net revenues for the year ended June 30, 2002, and 52% of our revenues for the year ended June 30, 2001. As of June 30, 2003, four customers each accounted for between 8% and 19% of our gross trade accounts receivable, as of June 30, 2002, four customers each accounted for between 8% and 12% of our gross trade accounts receivable and as of June 30, 2001, four customers each accounted for between 9% and 23% of our gross trade accounts receivable. We have no written agreements or other understandings with any of our customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would harm us.

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

We depend to a significant extent on the contributions and industry experience of our key personnel, in particular our Chief Executive Officer, Raymond C. Musci, and our Vice Chairman, Anthony R. Williams. If we fail to retain the services of our key personnel, our ability to secure additional licenses and develop and sell new products might be impaired. In addition, our future success will also depend upon our ability to continue to attract, motivate and retain highly qualified employees and third-party contractors, particularly software design and development personnel and outside sales representatives. Competition for highly skilled employees is intense and we may not be successful in attracting and retaining such personnel.

We are dependent upon licenses to properties originated and owned by third parties for the development of our titles.

Many of our titles, such as those from our Powerpuff Girls series, Dexter’s Laboratory series, Ecks v Sever and Reign of Fire are based upon entertainment properties licensed from third parties. We cannot assure you that we will be able to obtain new licenses, or renew existing ones, on reasonable terms, if at all. If we are unable to obtain licenses for the properties which we believe offer significant consumer appeal, we would be required to obtain licenses for less popular properties or would have to develop all of our titles based upon internally developed concepts.

To the extent a licensed property is less popular than we anticipate, or is unsuccessful, sales of titles based on that property may be negatively impacted.

We have in the past experienced unsuccessful releases of titles based on properties that we licensed from third parties. Titles based on less popular properties, or on internally developed concepts, typically require greater marketing expense in order to establish brand identity and may not achieve broad market acceptance or prove to be successful.

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

Our officers and directors beneficially own approximately 50% of our common stock. As a result, they have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, approval of significant corporate transactions and the decision of whether a change in control will occur.

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

Prior to our initial public offering in November 2001, there was no public market for our common stock. Since our initial public offering the market price of our common stock has been volatile. We have experienced a decline in the market price of our common stock from the initial public offering price. The stock market has experienced significant price and volume fluctuations that affected the market price for the common stock of many technology, communications and entertainment and media companies. These market fluctuations were sometimes unrelated or disproportionate to the operating performance of these companies. Any significant stock market fluctuations in the future, irrespective of our actual performance or prospects, could result in a further decline in the market price of our common stock.

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

We transferred to The Nasdaq SmallCap Market from The Nasdaq National Market on March 27, 2003. Nasdaq advised us at the time of transfer that we met all the specified listing requirements of The Nasdaq SmallCap Market with the exception of the minimum $1.00 bid price per share requirement and that we had until November 17, 2003 to regain compliance with this requirement. On September 29, 2003 Nasdaq advised us that we had regained compliance with the Rule, and that we now met all the specified listing requirements of Nasdaq SmallCap Market.

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

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS AND REPORTS PREPARED BY
ANALYSTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will,” “result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that would cause our actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such exceptions or forecasts, become inaccurate. In addition, the risks included here are not exhaustive. Other sections of this Report may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

ITEM 2 – PROPERTIES

Our headquarters are located in San Jose, California, where we occupy approximately 9,533 square feet of office space under a lease that expires in April 2005. We also lease approximately 3,500 square feet for our international sales office located in Bath, England. This lease expires in September 2008. In June 2002, we entered into a lease for 3,214 square feet in London where our internal development studio was located until it was disposed of in January 2003. At that time we granted a sublease, subject to landlord’s consent, on those premises. This lease expires in June 2012, although we have the right to terminate the lease at our option in 2007. We believe that our facilities are adequate for our current needs and suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or accommodate expansion of our operations.

ITEM 3 – LEGAL PROCEEDINGS

On April 1, 2003, Amaze Entertainment, Inc. asserted counterclaims against us in an action captioned BAM! ENTERTAINMENT INC. v. AMAZE ENTERTAINMENT, INC. et. al. that we commenced in the Superior Court of California, County of Santa Clara (Case No. CV814820) on February 18, 2003, and which Amaze had removed to the United States District Court for the Northern District of California (Case No. C03 01286 PVT) on or about March 24, 2003. Our action asserted claims for, inter alia, relief based on rescission, breach of contract, declaratory relief, and money paid and received with regard to an agreement for a video game titled “Crushed Baseball” that Amaze Entertainment was developing for us. Amaze Entertainment’s counterclaims alleged breach of contract and unjust enrichment with regard to each of the “Crushed Baseball” development agreement and a separate development agreement for another video game titled “Samurai Jack.” The counterclaims seeked, inter alia, compensatory damages of approximately $3.5 million and additional damages to be proven at trial. On July 11, 2003 Amaze and Bam agreed to compromise and settle all claims either asserted or that could be asserted in connection with the dispute and to mutually release any and all future claims and contentions they have against each other. This compromise requires Amaze to make Bam two payments, one in July 2003 and one in October 2003. Bam has received the first of these two payments. Under the terms of the settlement, the agreement to settle would have been terminated and considered null and void if Amaze had given Bam notice by August 13, 2003 that it has failed to enter into an agreement with Warner Bros. Consumer Products Inc. allowing Amaze to commercially exploit the Samurai Jack product. Amaze did not give such notice by August 13, 2003, and to Bam’s knowledge, the settlement agreement is in effect. The settlement agreement stipulates that upon payment by Amaze to Bam of the sum due in October 2003, the parties will execute a stipulation for dismissal of the legal actions. Accordingly, the litigation remains unsettled at this time, and management believes it is too early to predict the outcome.

On March 27, 2003, a complaint captioned OVATION ENTERTAINMENT, LLC v. BAM! ENTERTAINMENT, INC. et. al. was filed against us in the Superior Court of California, County of Los Angeles (Case No. SCO76530). The complaint alleged, inter alia, claims of breach of contract and fraud against us in connection with an exclusive first look agreement, which was assigned to Ovation Entertainment by the licensor originally party to the agreement, for content relating to motion pictures and television projects to be licensed to us for development in connection with video games. The lawsuit sought, inter alia, compensatory damages believed to be in excess of $1 million and interest thereon, exemplary or punitive damages, and attorneys’ fees. On August 4, 2003, Ovation and Bam agreed to settle the litigation by amending the terms of the agreement, and the legal action was dismissed on August 25, 2003. Bam does not believe that the amendment will have a material adverse effect on Bam’s financial position or results of operations.

We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders to be voted during the last quarter of the fiscal year ended June 30, 2003.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price range of common stock

Our common stock began trading on the Nasdaq National Market on November 15, 2001 after we completed the initial public offering of 5,750,000 shares of our common stock at $8.00 per share. Our common stock, which trades under the symbol “BFUN,” was transferred to The Nasdaq SmallCap Market on March 27, 2003. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock:

	High	Low

Fiscal year ended June 30, 2003
Fourth quarter	$0.73	$0.14
Third quarter	$0.38	$0.13
Second quarter	$1.11	$0.28
First quarter	$2.90	$0.93
Fiscal year ended June 30, 2002
Fourth quarter	$3.55	$1.92
Third quarter	$8.50	$3.00
Second quarter(1)	$10.97	$7.55

(1)	For the period from November 14, 2001 to December 31, 2001.

As of September 17, 2003, there were 162 holders of records of our common stock (including holders who are nominees for an undetermined number of beneficial owners). These figures do not include beneficial owners who hold shares in nominee name.

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

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of authorized preferred stock, par value $0.001 per share. As of June 30, 2003, there were 14,678,290 shares of our common stock issued and outstanding, and no shares of our preferred stock issued and outstanding.

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

After deducting the underwriting discounts and commissions and the estimated expenses incurred in connection with the Offering, we received net proceeds of approximately $39.2 million. These proceeds had been fully utilized as of June 30, 2003 as follows:

•	$26.5 million for product development

•	$6.0 million for expansion of sales and marketing activities

•	$6.7 million for additional working capital.

Recent sales of unregistered securities

During the year ended June 30, 2003, we issued unregistered securities as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. All persons had adequate access, through their relationships with us, to information about us.

In connection with an agreement entered into with a production company during January 2002, we agreed to issue to the production company warrants to purchase up to 50,000 shares of our common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. Warrants are to be issued at the average closing price of our stock for the five days immediately prior to the date of issue, have a five year term from date of issue, and are fully vested and are immediately exercisable upon issuance. In July 2002, we issued a warrant to purchase 5,000 shares of our common stock at an exercise price of $2.04 per share under this agreement, and in May 2003, we issued another warrant to purchase 10,000 shares of our common stock at an exercise price of $0.38 per share under this agreement.

In January 2003, we issued a warrant to a developer to purchase up to 10,000 shares of common stock at an exercise price of $0.30. The warrant was issued at the average closing price of our stock for the five days immediately prior to the date of issue, has a five year term from date of issue, is fully vested and is immediately exercisable upon issuance.

In September 2002, we issued 68,738 shares of our common stock to a production company pursuant to a license agreement.

ITEM 6 – SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended June 30, 2003, 2002, and 2001 and the consolidated balance sheet data as of June 30, 2003 and 2002 are derived from our audited consolidated financial statements and notes thereto, included elsewhere herein, and are audited by Deloitte & Touche LLP, independent public accountants, as set forth in their report included later in this Report. The consolidated balance sheet as of June 30, 2001 is derived from audited financial statements that are not included in this Report. The following data should be read in conjunction with our consolidated financial statements, including the notes thereto, and “Management’s discussion and analysis of financial condition and results of operations” included elsewhere in this Report.

	Year ended June 30,

	2003	2002	2001
Consolidated statement of operations data	(in thousands, except per share data)

Net revenues	$35,708	$50,734	$25,351
Costs and expenses:
Cost of revenues
Cost of goods sold	23,124	29,826	14,827
Royalties, software costs, and license costs	18,739	12,101	2,898
Project abandonment costs	9,600	693	—

Total cost of revenues	51,463	42,620	17,725
Research and development (exclusive of amortization of deferred stock compensation)	2,912	2,519	1,073
Sales and marketing (exclusive of amortization of deferred stock compensation)	9,220	11,473	4,292
General and administrative (exclusive of amortization of deferred stock compensation)	7,164	6,293	1,996
Amortization of deferred stock compensation*	418	1,223	618
Restructuring costs	426	—	—

Total costs and expenses	71,603	64,128	25,704

Loss from operations	(35,895)	(13,394)	(353)
Other expense, net	(298)	(2,279)	(1,249)

Net loss	(36,193)	(15,673)	(1,602)
Redeemable convertible preferred stock dividend	—	—	(5,540)

Net loss attributable to common stockholders	$(36,193)	$(15,673)	$(7,142)

Net loss attributable to common stockholders per share:
Basic and diluted (1)	$(2.47)	$(1.65)	$(4.82)

Shares used in computation:
Basic and diluted	14,654	9,503	1,482

*Amortization of deferred stock compensation:
Research and development	$(25)	$126	$72
Sales and marketing	(7)	70	28
General and administrative	450	1,027	518

	$418	$1,223	$618

(1)	The diluted net loss per share computation excludes potential shares of common stock issuable upon exercise of options and warrants to purchase common stock, as their effect would be antidilutive. See Notes 1 and 12 of notes to consolidated financial statements for a detailed explanation of the determination of the shares used in computing basic and diluted net loss per share.

	June 30,

	2003	2002	2001
Consolidated balance sheet data	(in thousands)

Cash and cash equivalents	$1,068	$4,726	$2,170
Working capital	(1,503)	19,974	4,247
Total assets	9,460	49,467	20,992
Long-term portion of debt	—	—	—
Redeemable convertible preferred stock	—	—	17,329
Total stockholders’ equity (deficit)	3,260	38,856	(4,669)

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Securities Act and the Securities Exchange Act, which can be identified by the use of forward-looking terminology such as “believes,” “anticipates,” “plans,” “expects,” “endeavors,” “may,” “will,” “intends,” “estimates,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors set forth in “Risk Factors” and elsewhere in this Report.

OVERVIEW

We develop and publish interactive entertainment software products. We currently publish titles for the most popular interactive entertainment hardware platforms, such as Sony’s PlayStation and PlayStation 2, Nintendo’s Gamecube, Nintendo 64, Game Boy Color and Game Boy Advance, Microsoft’s Xbox, portable handheld devices manufactured by Palm and Handspring, and for personal computers or PCs. We were incorporated in California in October 1999 under the name Bay Area Multimedia, Inc. We reincorporated in Delaware in September 2000 and changed our name to BAM! Entertainment, Inc. in December 2000. We commenced operations in October 1999 and shipped our first products in June 2000.

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

Internationally, in July 2003 we entered into a distribution agreement with Acclaim Entertainment Ltd (“Acclaim”) whereby Acclaim will exclusively distribute certain forthcoming products of ours in PAL territories. PAL is the television standard for the United Kingdom, continental Europe and Australia. Prior to entering this agreement we sold our products internationally through mass merchandisers, distributors and sub-distributors. Catalogue products will continue to be sold through mass merchandisers, distributors and sub-distributors.

Our products are manufactured exclusively by third parties.

We have experienced recurring net losses from inception (October 7, 1999) through June 30, 2003. During the year ended June 30, 2003, we used cash in operating activities of $10.5 million and incurred a net loss of $36.2 million. As of June 30, 2003, we had cash and cash equivalents of $1.1 million and an accumulated deficit was $59.8 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should we be unable to continue as a going concern.

During the year ended June 30, 2003, we undertook measures to reduce spending and restructured our operations. In February 2003 we retained, through July 31, 2003, the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. No transactions arose from this assistance or were consummated during this period. We may need to either consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to effectuate any merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

As of June 30, 2003, we had $4.0 million, $1.1 million and $89,000 of capitalized development costs, current and long-term prepaid royalties and licensed assets, respectively, related to software development projects in progress. Should we be unable to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of these development projects in progress might have to be abandoned and the related costs would have to be written off.

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated results of operations as a percentage of net revenues for the years ended June 30, 2003, 2002, and 2001. The selected consolidated statement of operations data is derived from our audited consolidated financial statements included elsewhere in this Form 10-K.

	Year ended June 30,
	2003	2002	2001

Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues
Cost of goods sold	64.8	58.8	58.5
Royalties, software costs, and license costs	52.5	23.8	11.4
Project abandonment costs	26.9	1.4	—

Total cost of revenues	144.2	84.0	69.9
Research and development (1)	8.1	5.0	4.2
Sales and marketing (1)	25.8	22.6	17.0
General and administrative (1)	20.0	12.4	7.9
Amortization of deferred stock compensation	1.2	2.4	2.4
Restructuring costs	1.2	—	—

Total costs and expenses	200.5	126.4	101.4

Loss from operations	(100.5)	(26.4)	(1.4)
Other expense, net	(0.9)	(4.5)	(4.9)

Net loss	(101.4)	(30.9)	(6.3)
Redeemable convertible preferred stock dividend	—	—	(21.9)

Net loss attributable to common stockholders	(101.4)%	(30.9)%	(28.2)%

(1)	Excludes amortization of deferred stock compensation.

Net revenues

Net revenues were $35.7 million, $50.7 million and $25.4 million for the years ended June 30, 2003, 2002, and 2001, respectively.

Revenues were lower in the year ended June 30, 2003 over the year ended June 30, 2002 because of fewer titles released and lower sales volumes. Revenues increased in the year ended June 30, 2002 over the year ended June 30, 2001 because we released more titles and sold increased volumes of product.

We released 20 new products in the year ended June 30, 2003 compared to 23 new products during the year ended June 30, 2002, and 11 new products in the year ended June 30, 2001.

To date, a substantial portion of our net revenues has been derived from sales of a limited number of products. For example, sales of four products each accounted for between 9% and 13% of our net revenues during the year ended June 30, 2003, sales of four products each accounted for between 7% and 11% of our net revenues during the year ended June 30, 2002, and sales of four products each accounted for between 14% and 28% of our net revenues during the year ended June 30, 2001.

The following table sets forth our net revenues by customer representing more than 10% of each period’s net revenues for the years ended June 30, 2003, 2002, and 2001:

	Year ended June 30,

	2003		2002	2001

	(percentages)
Customers:
Kmart	16%		11%		*%
Ubisoft	14		*		*
Toys “R” Us	10		22	17
Wal-Mart		*	*	14
Target		*	*	12

Total net revenues by customer representing more than 10% of the period’s net revenues	40%		33%	43%

*	less than 10%

Net revenues by geographical region for the years ended June 30, 2003, 2002, and 2001 is summarized below:

	Year ended June 30,

	2003	2002	2001

	(in thousands)
Net revenues from unaffiliated customers:
North America	$27,184	$44,005	$22,898
Europe	8,331	5,104	2,453
Other	193	1,625	—

Total net revenues	$35,708	$50,734	$25,351

Cost of revenues

Cost of goods sold was $23.1 million, or 65% of net revenues for the year ended June 30, 2003, compared to $29.8 million, or 59% of net revenues for the year ended June 30, 2002, and $14.8 million, or 59% of net revenues, for the year ended June 30, 2001.

Cost of goods sold were, in absolute dollars, lower in the year ended June 30, 2003 over the year ended June 30, 2002 because of decreased sales volumes. In absolute dollars, Cost of goods sold increased in the year ended June 30, 2002 over the year ended June 30, 2001 because of increased sale volumes of products. The increase as a percentage of revenue in both years was due to a number of factors, including increased price protection and product returns reserved against sales, increased sales of surplus inventories at discounted prices, and lower introductory prices on certain titles.

Royalties, software costs, and license costs were $18.7 million, or 52% of net revenues, for the year ended June 30, 2003, compared to $12.1 million, or 24% of net revenues, for the year ended June 30, 2002 and $2.9 million, or 11% of net revenues, for the year ended June 30, 2001. The increase in these costs in absolute dollars was because we launched more products for sophisticated hardware systems than in previous years, and expensed prepaid royalty costs where we considered future recoverability of such costs unlikely. Sophisticated hardware system products cost more to develop than products for handheld devices. The increase in these costs as a percentage of revenues was due to the aforementioned factors, along with increased price protection and product returns reserved against sales.

Project abandonment costs were $9.6 million, or 27% of net revenues, for the year ended June 30, 2003, compared to $693,000, or 1% of net revenues, for the year ended June 30, 2002 and zero for the year ended June 30, 2001. The increase in these costs in absolute dollars and as a percentage of revenues for the year ended June 30, 2003 over the year ended June 30, 2002 was due to increased numbers of projects being abandoned, and projects being abandoned at a later stage of development.

Research and development

Research and development expenses were $2.9 million, or 8% of net revenues, for the year ended June 30, 2003, compared to $2.5 million, or 5% of net revenues, for the year ended June 30, 2002, and $1.1 million, or 4% of net revenues, for the year ended June 30, 2001. The increase each year in absolute dollars and as a percentage of revenues was primarily because of increased headcount and third party testing costs.

Sales and marketing

Sales and marketing expenses were $9.2 million, or 26% of net revenues, for the year ended June 30, 2003, compared to $11.5 million, or 23% of net revenues, for the year ended June 30, 2002, and $4.3 million, or 17% of net revenues, for the year ended June 30, 2001. The decrease in absolute dollars in the year ended June 30, 2002 over the year ended June 30, 2001 was primarily because of reduced advertising and marketing activities, reduced headcount and decreased sales commissions on lower net revenues. The increase in absolute dollars in the year ended June 30, 2002 over the year ended June 30, 2001 was as a result of increased advertising and marketing activities for the 2001 holiday season, expanded marketing activities in Europe and increased headcount.

General and administrative

General and administrative expenses were $7.2 million, or 20% of net revenues, for the year ended June 30, 2003, compared to $6.3 million, or 12% of net revenues, for the year ended June 30, 2002, and $2.0 million, or 8% of net revenues, for the year ended June 30, 2001. The increase in absolute dollars in the year ended June 30, 2003 over the year ended June 30, 2002 was primarily due to increased costs associated with being a public company, increased professional fees and facilities costs, increased insurance costs including $900,000 credit insurance costs on sales made to Kmart over the 2002 holiday season, and increased travel costs. In the year ended June 30, 2003 we increased the allowance for doubtful accounts receivable against our Kmart long-term receivable by $547,000. The increase in absolute dollars in the year ended June 30, 2002 over the year ended June 30, 2001 was due to the hiring of additional personnel, increased professional fees and facilities costs, increased travel costs, and increased allowances for doubtful accounts receivables including a $1.1 million allowance against our long-term receivable from Kmart.

Amortization of deferred stock compensation

Amortization of deferred stock compensation was $418,000, or 1% of net revenues, for the year ended June 30, 2003, compared to $1.2 million, or 2% of net revenues, for the year ended June 30, 2002, and $618,000, or 2% of net revenues for the year ended June 30, 2001. Amortization of deferred stock compensation resulted from using the accelerated amortization method to account for compensatory stock options granted to employees and directors during the six months ended September 30, 2001.

Restructuring costs

Restructuring costs were $426,000, or 1% of net revenues, for the year ended June 30, 2003 compared to zero for each of the years ended June 30, 2002 and 2001. We initiated a restructuring of our operations in November 2002. Restructuring costs comprised headcount reduction severance payments of $261,000, and costs of $165,000 incurred upon the disposal of our London development studio. As part of the restructuring, we wrote off $1.3 million of capitalized development costs during the year ended June 30, 2003, and included such in Cost of Revenue—Project abandonment costs.

Other expense, net

Interest income was $148,000 for the year ended June 30, 2003, compared to $328,000, or 1% of net revenues for the year ended June 30, 2002, and $58,000 for the year ended June 30, 2001. Interest income in each period relates to interest earned on funds deposited in money market accounts. Interest income decreased in the year ended June 30, 2003 over the year ended June 30, 2002 as less funds were held on deposit as a result of funds being used by operations. Interest income increased in the year ended June 30, 2002 over the year ended June 30, 2001 as a result of funds raised in our initial public offering completed in November 2001 being held on deposit.

Interest expense was $594,000, or 2% of net revenues, for the year ended June 30, 2003, compared to $2.6 million, or 5% of net revenues, for the year ended June 30, 2002, and $1.3 million, or 5% of net revenues, for the year ended June 30, 2001. Interest expense decreased in the year ended June 30, 2003 over the year ended June 30, 2002 as a result of our operating under a less expensive short-term operating line subsequent to February 1, 2002. The increase in interest expense in the year ended June 30, 2002 over the year ended June 30, 2001 was primarily as a result of funding increased inventory purchases through short-term borrowings.

Net other income (expense) was $151,000 income for the year ended June 30, 2003, compared to $38,000 expense for the year ended June 30, 2002, and $18,000 income in the year ended June 30 2001, and comprised exchange gains and losses.

Redeemable convertible preferred stock dividend

In the year ended June 30, 2001, we recorded a non-cash charge of approximately $5.5 million, or 22% of net revenues, relating to the beneficial conversion feature of shares of our Series C Preferred Stock issued in May 2001.

Net loss attributable to common shareholders

We incurred a net loss attributable to common stockholders of $36.2 million, $15.7 million, and $7.1 million for the years ended June 30, 2003, 2002, and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In November 2001, we completed our initial public offering, raising $39.2 million net of expenses and underwriters’ discounts. Subsequent to the offering, we have used the proceeds of the initial public offering, cash generated from the sale of products, a product financing arrangement with a finance company, and short-term liabilities to finance our operations. Prior to the initial public offering, we financed our operations primarily through the private sale of equity securities, cash generated from the sale of products, a product financing arrangement with a finance company, the issuance of promissory notes to stockholders, a commercial line of credit and short-term liabilities.

Net cash used in operating activities was $10.5 million for the year ended June 30, 2003, compared to $27.1 million for the year ended June 30, 2002, and $10.3 million for the year ended June 30, 2001. Net cash used in operating activities was the result of net losses and increases in net operating assets, comprising accounts receivable, inventories, prepaid royalties, capitalized software costs and licensed assets, and accruals.

Net cash provided from investing activities was $8.0 million for the year ended June 30, 2003, compared to net cash used in investing activities of $7.4 million for the year ended June 30, 2002, and $2.2 million for the year ended June 30, 2001. Net cash provided from investing activities for the year ended June 30, 2003 consisted primarily of the sale of short-term investments. Net cash used in investing activities during the year ended June 30, 2002 consisted primarily of the purchase of short-term investments and property and equipment, and for the year ended June 30, 2001 consisted of the purchase of property and equipment and other assets.

Net cash used in financing activities was $1.4 million for the year ended June 30, 2003, compared to net cash provided by financing activities of $36.9 million for the year ended June 30, 2002, and $13.7 million for the year ended June 30, 2001. Net cash used in financing activities during the year ended June 30, 2003 comprised mostly net repayments of short-term borrowings. Net cash provided by financing activities during the year ended June 30, 2002 comprised mostly net proceeds on the sale of 5.75 million shares of common stock in our initial public offering completed in November 2001, plus the issuance of common stock arising from the exercise of warrants and options, offset by net repayments under a finance agreement with a finance company. Net cash provided by financing activities during the year ended June 30, 2001, consisted primarily of the sale of redeemable convertible preferred stock, net borrowings on finance agreements and a line of credit with our bankers.

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

During the year ended June 30, 2003, 26,796 shares of common stock were issued under the employee share purchase plan for proceeds of $27,000. During the year ended June 30, 2002, 20,562 shares of common stock were issued upon exercise of stock options for proceeds of $9,000, 4,956 shares of common stock were issued under the employee share purchase plan for proceeds of $25,000, and a warrant to purchase 141,000 shares of common stock was exercised for proceeds of $529,000.

In September 2003, we entered into a six month Agreement (the “Agreement”) with a finance company, pursuant to which the finance company extends a line of credit facility to fund our domestic inventory purchases. We may sell the inventory purchased under the Agreement and are required to remit customer receipts from those sales directly to the finance company up to the amounts funded by them. We retain collections in excess of the amounts funded by the finance company, we are responsible for collecting the customer receivables, and we bear the risk of loss on all uncollectible accounts.

Under the Agreement, the finance company’s aggregate outstanding funding is limited to $3.2 million. We are required to pay the finance company’s expenses under the contract, a facility fee equal to 5.0% of the funds advanced by the finance company, and interest at prime plus 0.5%. The Agreement terminates on March 31, 2004 and any sums outstanding become repayable on that date. We may repay any sums advanced prior to the due date of payment without penalty.

The finance company has a security interest in our accounts receivable and inventory.

Prior to entering into the Agreement, we had entered into a two year factoring agreement (the “Factoring Agreement”) with a different finance company in February 2002, pursuant to which we assigned our North American receivables to the finance company. The finance company was responsible for collecting customer receivables, and upon collection, remitted the funds to us, less a service fee. Under the Factoring Agreement, we could obtain advances, subject to the finance company’s discretion and our compliance with certain liquidity covenants, in the form of cash or as collateral for letters of credit, up to a maximum of 75% of outstanding domestic receivables at any point in time. The Factoring Agreement was mutually terminated in September 2003.

Under the terms of the Factoring Agreement, we paid a service fee on all receivables assigned, with a minimum annual fee of $150,000, interest at prime plus 1% on all cash sums advanced. Upon the termination of the Factoring Agreement, the minimum annual fee for the second year of the Factoring Agreement was waived, and we paid a termination payment of $25,000. All fees were included in interest expense. We bore the collection risk on the accounts receivable that were assigned, unless the finance company approved the receivable at the time of assignment, in which case the finance company bore the risk. The finance company had a security interest in our accounts receivable, inventory, fixed assets and intangible assets.

As of June 30, 2003 we did not meet the Factoring Agreement’s liquidity covenants and had no sums advanced under the Factoring Agreement. As of June 30, 2002, we had advances of $1,359,000 outstanding under the Factoring Agreement.

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

As of June 30, 2003, 2002, and 2001 we had outstanding letters of credit issued of $0, $2.3 million, and $2.0 million, respectively.

As of June 30, 2003 we had cash and cash equivalents of $1.1 million and no short-term investments. As of June 30, 2002 we had cash and cash equivalents of $4.7 million and short-term investments of $8.2 million, and as of June 30, 2001, we had cash and cash equivalents of $2.2 million and no short-term investments.

In August 2003, we entered into a promissory note with one of our directors whereby the director loaned us $250,000. The loan, which bears interest at 6% per annum, is repayable on or before October 31, 2003.

During the year ended June 30, 2003, we used cash in operating activities of $10.5 million and incurred a net loss of $36.2 million. As of June 30, 2003, we had cash and cash equivalents of $1.1 million and an accumulated deficit of $59.8 million. During the year ended June 30, 2003, we undertook measures to reduce spending and restructured our operations. In February 2003 we retained, through July 31, 2003, the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist us in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. No transactions arose from this assistance or were consummated during this period. We may need to either consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present significant uncertainty as to our ability to effectuate any merger or acquisition or secure additional financing, as well as our ability to reach profitability. There can be no assurances that we will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

Excluding assets under capital leases, capital expenditures were $338,000 for the year ended June 30, 2003, compared to $908,000 for the year ended June 30, 2002, and $421,000 for the year ended June 30, 2001. We did not have any material commitments for capital expenditures at any of those dates.

Our principal commitments at June 30, 2003 comprised operating leases, capital leases, guaranteed royalty payments, contractual marketing commitments and factoring agreement minimum annual fees. At June 30, 2003, we had commitments to spend $1.1 million under operating and capital leases, net of sub-leases, prepay $500,000 million for royalties under agreements with various content providers, spend $1.1 million in advertising on the networks and websites of these content providers and incur $104,000 in factoring agreement annual fees. Of these amounts, $2.0 million must be paid no later than June 30, 2004. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 also requires all companies to include a discussion addressing, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

Project abandonment costs. If we terminate a development project prior to completion, we expense the capitalized software development costs and licensed assets costs to project abandonment.

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

ITEM 7(a) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and, in the future, changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. We do not consider our cash and cash equivalents to be subject to interest rate risk due to the short maturities of the instruments in which we have invested. We are exposed to interest rate risk on our product financing arrangement with a finance company. We do not enter into derivative securities or other financial instruments for trading or speculative purposes. We estimate that a 10% change in interest rates would have impacted our results of operations by less than $50,000 for the year ended June 30, 2003.

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

Recently issued new accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will instead be tested at least annually for impairment. We adopted SFAS No. 142 on July 1, 2002. We did not carry any goodwill or other intangibles on our balance sheets as of June 30, 2003 or 2002, and therefore the adoption of SFAS No. 142 did not have a material effect on our financial position or operating results.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. We adopted SFAS No. 143 on July 1, 2002. The adoption of this statement did not have a material effect on our financial position or operating results.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS No 144 on July 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring). We were required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002, and we adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and the initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 did not have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No.123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. We adopted SFAS No. 148 and APB No.28 on January 1, 2003.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation of variable interest entities (“VIEs”). A VIE is a corporation, partnership, trust or other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may either be passive or engage in activities such as research and development or other activities on behalf of other companies. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or if it is entitled to receive a majority of the VIE’s residual returns or both. The company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of FIN No. 46 apply to VIEs created after January 31, 2003. For VIEs existing prior to January 31, 2003, consolidation requirements are effective in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established. We adopted FIN No. 46 on January 31, 2003. The adoption of FIN No. 46 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires mandatorily redeemable financial instruments to be classified as liabilities, the result of which requires related expense to be classified as interest expense rather than minority interest on a prospective basis. SFAS No. 150 is effective in the three months ended June 30, 2003 for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003 for previously issued instruments. SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a – 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)	Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)	The consolidated financial statements and schedules required to be filed hereunder are indexed on page F-1 hereof.

(b)	Reports on Form 8-K

On May 14, 2003, under Item 12 – Results of Operation and Financial Condition. Regarding the registrant’s announcement on May 13, 2003 of its financial results for the third quarter ended March 31, 2003. A copy of the press release was furnished as Exhibit 99.1 to the Form 8-K.

(c)	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number		Description of Exhibit

3.1		Second Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

3.1	(a)	First Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant dated August 15, 2001 (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

3.2		Bylaws of the Registrant (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

3.2	(a)	Amendment to Bylaws of the Registrant dated December 28, 2000 (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

Exhibit
Number		Description of Exhibit

3.2	(b)	Amendment to Bylaws of Registrant dated June 1, 2001 (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

3.2	(c)	Amendment to Bylaws of Registrant dated July 31, 2001 (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No 333-62436), filed with the Securities and Exchange Commission on September 4, 2001).

4.2		Warrant to Purchase Shares of Common Stock between the Registrant and Spyglass Entertainment Group, L.P. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

4.3		Warrant to Purchase Shares of Common Stock dated May 24, 2001 between the Registrant and K&L 2000 LLC (incorporated by reference to exhibit number 4.4 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

4.4		Warrant to Purchase Shares of Common Stock between the Registrant and Transcap Associates, Inc. (incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002).

4.5		Form of Amended and Restated Warrant to Purchase Shares of Common Stock dated May 24, 2001 between the Registrant and Morgan Keegan & Co., Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on November 13, 2001).

10.1		Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

10.2	**	License Agreement #13247-SJ dated December 12, 2001 between the Registrant and Warner Bros Consumer Products (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.3	**	License and Option Agreement dated January 14, 2002 between the Registrant, Bam! Entertainment Limited and Aardman Animations Limited (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.4		Factoring Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.5		Letter of Credit and Security Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.6		Trademark Collateral Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.7		Supplement to Factoring or Security Agreement dated February 25, 2002 between the Registrant and Century Business Credit Corporation (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

Exhibit
Number		Description of Exhibit

10.8		Lease Agreement dated June 5, 2002 among the Registrant, BAM Entertainment Limited, a subsidiary of the Registrant, and Nairn Developments Limited, regarding Part Ground Floor 124-130 Southwark Street, London. (incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.9		Lease Agreement dated June 5, 2002 among the Registrant, BAM Entertainment Limited, a subsidiary of the Registrant, and Nairn Developments Limited, regarding First Floor 124-130 Southwark Street, London. (incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.10		Confidential License Agreement for Nintendo GameCube dated November 9, 2001 between the Registrant and Nintendo of America, Inc. (incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.11	**	Exclusive First Look Agreement dated May 16, 2002 between the Registrant and Southpaw Media Group, Inc. (incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.12	–10.25	[Reserved].

10.26	**	Sony PlayStation Licensed Publisher Agreement dated February 2, 2000 between the Registrant and Sony Computer Entertainment America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.27	**	Amendment to the Licensed Publisher Agreement dated April 1, 2000 between the Registrant and Sony Computer Entertainment America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.28	**	PlayStation 2 Licensed Publisher Agreement dated April 1, 2000 between the Registrant and Sony Computer Entertainment America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.29	**	PlayStation 2 Development System Agreement dated August 2, 2000 between the Registrant and Sony Computer Entertainment America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.30	**	Licensed Publisher Agreement for Game Boy, Game Boy Color and Game Boy Pocket dated February 18, 2000 between the Registrant and Nintendo of America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.31	**	Licensed Publisher Agreement for Nintendo 64 dated February 18, 2000 between the Registrant and Nintendo of America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.32		Confidential License Agreement for Game Boy Advance dated May 21, 2001 between the Registrant and Nintendo of America, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.33	**	Xbox Publisher License Agreement dated November 28, 2000 between the Registrant and Microsoft Corporation (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

Exhibit
Number		Description of Exhibit

10.34	**	Retail License Agreement #12177-PPG dated March 8, 2000 between the Registrant and Warner Bros. Consumer Products (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.35	**	Amendment #1 to Retail License Agreement #12177-PPG dated November 27, 2000 between the Registrant and Warner Bros. Consumer Products (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.36	**	License Agreement #12697-DEX dated October 4, 2000 between the Registrant and Warner Bros Consumer Products (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.36	(a)*	Amendment #1 to Retail License Agreement #12697-DEX dated March 8, 2002 between the Registrant and Warner Bros. Consumer Products.

10.37		[Reserved].

10.38		[Reserved].

10.39	**	Exclusive Output Agreement dated April 7, 2000 between the Registrant and Franchise Films, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.40		First Amendment to Exclusive Output Agreement dated April 2001 between the Registrant and Franchise Films, Inc. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on September 4, 2001).

10.41	**	License Agreement dated July 12, 2000 between the Registrant and Time, Inc. for its Sports Illustrated for Kids division (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.41	(a)*	Amendment to Licensing Agreement dated June 10, 2003 between the Registrant and Sports Illustrated for Kids, a division of Time, Inc.

10.42	**	Exclusive Output Agreement dated October 25, 2000 between the Registrant and Spyglass Entertainment Group, L.P. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.42	(a)	Amendment to Output Agreement dated May 29, 2003 between the Registrant and Spyglass Entertainment Group, LP.

10.43		Office Lease dated November 15, 1999 between the Registrant and Macanan Investments, L.P. First Amendment to Office Lease dated March 29, 2002 between the Registrant and Macanan Investments L.P. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on June 6, 2001).

10.43	(a)	First Amendment to Office Lease dated July 31, 2001 between the Registrant and Macanan Investments L.P. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

10.43	(b)	First Amendment to Office Lease dated March 29, 2002 between the Registrant and Macanan Investments L.P. (incorporated by reference to Exhibit No. 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

Exhibit
Number		Description of Exhibit

10.44		Amended and Restated Employment Agreement dated as of October 1, 1999 between the Registrant and Raymond C. Musci. (incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.44	(a)	Amended Employment Agreement dated as of November 21, 2002 between the Registrant and Raymond C. Musci. (incorporated by reference to Exhibit No. 10.3 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.45		Amended and Restated Employment Agreement dated as of July 1, 2000 between the Registrant and Anthony R. Williams. (incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.45	(a)	Amended Employment Agreement dated as of November 21, 2002 between the Registrant and Anthony R. Williams. (incorporated by reference to Exhibit No. 10.4 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.46		[Reserved].

10.47		Executive Employment Agreement dated March 5, 2002 between the Registrant and Yves Legris (incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.48		Agreement for Chairman of Board of Directors dated June 7, 2001 between the Registrant and Robert W. Holmes, Jr. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

10.48	(a)	Amended Agreement for Chairman of the Board of Directors dated as of November 21, 2002 between the Registrant and Robert W. Holmes, Jr. (incorporated by reference to Exhibit No 10.5 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.49		2001 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

10.49	(a)	Amendment No. 1 to 2001 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.50		Agreement for Sale of Assets dated January 14, 2003 among Bam Studios (Europe) Limited, a subsidiary of the Registrant, VIS Entertainment PLC, Bam Entertainment PLC, a subsidiary of the Registrant, and the Registrant. (incorporated by reference to Exhibit No. 10.6 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.51		Lease Agreement between BAM Entertainment Limited, a subsidiary of the Registrant, and BAE Systems Marine Limited, regarding office on the Second Floor of Upper Borough Court, Bath, England. (incorporated by reference to Exhibit No. 10.7 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.52	**	Distribution Agreement dated July 31, 2001 between BAM Entertainment Limited, a subsidiary of the Registrant, and Ubi Soft Entertainment, S.A. (incorporated by reference to the exhibit of the same number of the Registrant’s Registration Statement on Form S-1, as amended (File No 333-62436), filed with the Securities and Exchange Commission on August 15, 2001).

10.52	(a)**	Amendment Number One to Distribution Agreement dated August 5, 2002 between BAM Entertainment Limited, a subsidiary of the Registrant, and Ubi Soft Entertainment, S.A. (incorporated by reference to Exhibit No. 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.52	(b)**	Amendment Number Two to Distribution Agreement dated September 6, 2002 between BAM Entertainment Limited, a subsidiary of the Registrant, and Ubi Soft Entertainment, S.A. (incorporated by reference to Exhibit No. 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit
Number	Description of Exhibit

10.53	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to the Exhibit No. 10.54 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-62436), filed with the Securities and Exchange Commission on November 13, 2001).

10.54	List of Registrant’s directors and executive officers who entered into Indemnification Agreement referenced in Exhibit 10.53 with the Registrant (incorporated by reference to Exhibit No. 10.54(a) from Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002).

21.1	List of Registrant’s Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a).

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Registrant has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The Registrant has filed separately with its application a copy of the exhibit including all confidential information, which may be made available for public inspection pending the Securities and Exchange Commission’s review of the application in accordance with Rule 24b-2.

**	Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain information in the exhibit pursuant to either Rule 406 of the Securities Act of 1933 or Rule 24b-2 of the Securities Exchange Act of 1934, as the case may be. Such information was omitted from the filing and filed separately with the Secretary of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on September 29, 2003.

BAM! ENTERTAINMENT, INC.

By:	/S/ RAYMOND C. MUSCI

Raymond C. Musci
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND C. MUSCI	Chief Executive Officer, and Director	September 29, 2003
(Principal Executive Officer)
Raymond C. Musci

/s/ ANTHONY R. WILLIAMS	Vice Chairman of the Board	September 29, 2003

Anthony R. Williams

/s/ STEPHEN M. AMBLER	Chief Financial Officer and Vice	September 29, 2003
President of Finance (Principal
Stephen M. Ambler	Financial and Accounting Officer)

/s/ ROBERT E. LLOYD	Director	September 29, 2003

Robert E. Lloyd

	Director	September 29, 2003

Mark Dyne

/s/ DAVID E. TOBIN	Director	September 29, 2003

David E. Tobin

/s/ ANTHONY G. WILLIAMS	Director	September 29, 2003

Anthony G. Williams

/s/ ROBERT T. SLEZAK	Director	September 29, 2003

Robert T. Slezak

BAM! Entertainment, Inc.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
BAM! Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of BAM! Entertainment, Inc. and its subsidiaries (the “Company”) as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended June, 30, 2003. Our audits also included the financial statement schedule listed in item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June, 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

These condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a substantial net loss for the year ended June 30, 2003 of $36.2 million and has used cash in operating activities of $10.5 million. As of June 30, 2003, the Company had cash and cash equivalents of $1.1 million and its accumulated deficit was $59.8 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management’s plan concerning this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
San Jose, California
September 26, 2003

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,068	$4,726
Short-term investments	—	8,185
Accounts receivable, net of allowance of $2,722 and $3,720 as of June 30, 2003 and 2002, respectively	539	10,183
Inventories	961	3,945
Prepaid royalties	1,067	1,007
Prepaid expenses and other	1,036	2,539

Total current assets	4,671	30,585
Capitalized software and licensed assets	4,138	15,478
Property and equipment, net	597	987
Long-term receivable, net of allowance of $1,627 and $1,080 as of June 30, 2003 and 2002, respectively	—	547
Other assets	54	1,870

Total assets	$9,460	$49,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$3,199	$4,755
Short-term borrowings	—	1,359
Royalties payable	1,242	528
Obligations under capital leases – short-term portion	27	—
Accrued compensation and related benefits	785	972
Accrued software costs	128	1,488
Accrued expenses – other	793	1,509

Total current liabilities	6,174	10,611
Obligations under capital leases – long-term portion	26	—
Commitments, contingencies and guarantees (Note 16)
Stockholders’ equity:
Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 14,678,290 and 14,582,756 as of June 30, 2003 and 2002, respectively	15	15
Additional paid-in capital	62,986	62,988
Deferred stock compensation	(245)	(789)
Accumulated deficit	(59,811)	(23,618)
Accumulated other comprehensive income	315	260

Total stockholders’ equity	3,260	38,856

Total liabilities and stockholders’ equity	$9,460	$49,467

See notes to consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended
	June 30,

	2003	2002	2001

Net revenues	$35,708	$50,734	$25,351
Costs and expenses:
Cost of revenues
Cost of goods sold	23,124	29,826	14,827
Royalties, software costs, and license costs	18,739	12,101	2,898
Project abandonment costs	9,600	693	—

Total cost of revenues	51,463	42,620	17,725
Research and development (exclusive of amortization of deferred stock compensation)	2,912	2,519	1,073
Sales and marketing (exclusive of amortization of deferred stock compensation)	9,220	11,473	4,292
General and administrative (exclusive of amortization of deferred stock compensation)	7,164	6,293	1,996
Amortization of deferred stock compensation*	418	1,223	618
Restructuring costs	426	—	—

Total costs and expenses	71,603	64,128	25,704

Loss from operations	(35,895)	(13,394)	(353)
Interest income	148	328	58
Interest expense	(597)	(2,569)	(1,325)
Other income (expense)	151	(38)	18

Net loss	(36,193)	(15,673)	(1,602)
Redeemable convertible preferred stock dividend	—	—	(5,540)

Net loss attributable to common stockholders	$(36,193)	$(15,673)	$(7,142)

Net loss per share:
Basic and diluted	$(2.47)	$(1.65)	$(4.82)

Shares used in computation:
Basic and diluted	14,654	9,503	1,482

*Amortization of deferred stock compensation:
Research and development	$(25)	$126	$72
Sales and marketing	(7)	70	28
General and administrative	450	1,027	518

	$418	$1,223	$618

See notes to consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE
LOSS (in thousands, except share amounts)

	Common stock		Additional	Receivable	Deferred
			paid-in	from	Stock
	Shares	Amount	capital	Stockholder	Compensation

Balance, June 30, 2000	1,469,972	1	97	(1)	—
Issuance of common stock in connection with a license agreement	68,738	—	746	—	—
Issuance of common stock warrants in connection with a license agreement	—	—	910	—	—
Issuance of common stock warrants to a service provider in connection with Series B redeemable convertible preferred stock	—	—	283	—	—
Issuance of common stock warrants to a service provider in connection with Series C redeemable convertible preferred stock	—	—	159	—	—
Issuance of common stock warrants to a service provider in connection with a proposed initial public offering	—	—	456	—	—
Issuance of stock options to consultant	—	—	10	—	—
Deferred stock compensation	—	—	2,714	—	(2,714)
Collection of note receivable from stockholder	—	—	—	1	—
Amortization of deferred stock compensation	—	—	—	—	618
Net loss	—	—	—	—	—
Redeemable convertible preferred stock dividend	—	—	—	—	—
Change in accumulated translation adjustment	—	—	—	—	—
Comprehensive loss	—	—	—	—	—

Balance, June 30, 2001	1,538,710	1	5,375	—	(2,096)
Issuance of common stock in initial public offering, net of issuance costs of $6.8 million	5,750,000	6	39,151	—	—
Conversion of preferred stock upon completion of initial public offering	7,127,528	7	17,322	—	—
Exercise of stock options	20,562	—	9	—	—
Issuance of common stock under employee stock purchase plan	4,956	—	25	—	—
Issuance of common stock from exercise of warrants	141,000	1	528	—	—
Issuance of stock options to consultant	—	—	62	—	—
Issuance of common stock warrants in connection with a license agreement	—	—	86	—	—
Issuance of common stock warrants in connection with a license agreement	—	—	29	—	—
Deferred stock compensation	—	—	129	—	(129)
Deferred stock compensation credit on cancellations	—	—	(213)	—	129
Amortization of deferred stock compensation	—	—	—	—	1,307
Issuance of common stock warrants to a service provider in connection with a finance agreement	—	—	485	—	—
Net loss	—	—	—	—	—
Change in unrealized gain on available-for-sale marketable securities	—	—	—	—	—
Change in accumulated translation adjustment	—	—	—	—	—
Comprehensive loss	—	—	—	—	—

Balance, June 30, 2002	14,582,756	15	62,988	—	(789)
Issuance of common stock in connection with a license agreement	68,738	—	70	—	—
Issuance of common stock under employee stock purchase plan	26,796	—	27	—	—
Issuance of stock options to consultant	—	—	12	—	—
Issuance of common stock warrants in connection with a license agreement	—	—	11	—	—
Issuance of common stock warrants to a developer	—	—	4	—	—
Deferred stock compensation credit on cancellations	—	—	(126)	—	36
Amortization of deferred stock compensation	—	—	—	—	508
Net loss	—	—	—	—	—
Change in unrealized gain on available-for-sale marketable securities	—	—	—	—	—
Change in accumulated translation adjustment	—	—	—	—	—
Comprehensive loss	—	—	—	—	—

Balance, June 30, 2003	14,678,290	$15	$62,986	$—	$(245)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated	Total
		other	stockholders’	Total
	Accumulated	comprehensive	equity	comprehensive
	deficit	income (loss)	(deficit)	loss

Balance, June 30, 2000	(803)	—	(706)
Issuance of common stock in connection with a license agreement	—	—	746
Issuance of common stock warrants in connection with a license agreement	—	—	910
Issuance of common stock warrants to a service provider in connection with Series B redeemable convertible preferred stock	—	—	283
Issuance of common stock warrants to a service provider in connection with Series C redeemable convertible preferred stock	—	—	159
Issuance of common stock warrants to a service provider in connection with a proposed initial public offering	—	—	456
Issuance of stock options to consultant	—	—	10
Deferred stock compensation	—	—	—
Collection of note receivable from stockholder	—	—	1
Amortization of deferred stock compensation	—	—	618
Net loss	(1,602)	—	(1,602)	(1,602)
Redeemable convertible preferred stock dividend	(5,540)	—	(5,540)
Change in accumulated translation adjustment	—	(4)	(4)	(4)

Comprehensive loss	—	—	—	$(1,606)

Balance, June 30, 2001	(7,945)	(4)	(4,669)
Issuance of common stock in initial public offering, net of issuance costs of $6.8 million	—	—	39,157
Conversion of preferred stock upon completion of initial public offering	—	—	17,329
Exercise of stock options	—	—	9
Issuance of common stock under employee stock purchase plan	—	—	25
Issuance of common stock from exercise of warrants	—	—	529
Issuance of stock options to consultant	—	—	62
Issuance of common stock warrants in connection with a license agreement	—	—	86
Issuance of common stock warrants in connection with a license agreement	—	—	29
Deferred stock compensation	—	—	—
Deferred stock compensation credit on cancellations	—	—	(84)
Amortization of deferred stock compensation	—	—	1,307
Issuance of common stock warrants to a service provider in connection with a finance agreement	—	—	485
Net loss	(15,673)	—	(15,673)	(15,673)
Change in unrealized gain on available-for-sale marketable securities	—	52	52	52
Change in accumulated translation adjustment	—	212	212	212

Comprehensive loss	—	—	—	$(15,409)

Balance, June 30, 2002	(23,618)	260	38,856
Issuance of common stock in connection with a license agreement	—	—	70
Issuance of common stock under employee stock purchase plan	—	—	27
Issuance of stock options to consultant	—	—	12
Issuance of common stock warrants in connection with a license agreement	—	—	11
Issuance of common stock warrants to a developer	—	—	4
Deferred stock compensation credit on cancellations	—	—	(90)
Amortization of deferred stock compensation	—	—	508
Net loss	(36,193)	—	(36,193)	(36,193)
Change in unrealized gain on available-for-sale marketable securities	—	(52)	(52)	(52)
Change in accumulated translation adjustment	—	107	107	107

Comprehensive loss	—	—	—	$(36,138)

Balance, June 30, 2003	$(59,811)	$315	$3,260

See notes to consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(36,193)	$(15,673)	$(1,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,950	13,137	1,859
Provision for bad debts, sales returns, price protection and cooperative advertising	12,939	14,660	1,989
Consulting services performed in exchange for common stock and options	12	62	10
Fair value of common stock warrants issued to a developer	4	—	—
Other	(52)	52	(4)
Changes in operating assets and liabilities:
Accounts receivable	(2,280)	(17,752)	(8,062)
Inventories	3,298	(1,958)	(1,457)
Prepaid expenses and other	1,608	(1,744)	115
Prepaid royalties	(60)	174	(1,031)
Capitalized software costs and licensed assets	(13,285)	(20,188)	(5,416)
Other assets — long-term royalties	(331)	(1,840)	(134)
Accounts payable – trade	(2,272)	2,437	1,371
Royalties payable	608	176	62
Accrued compensation and related benefits	(187)	(54)	805
Accrued software costs	(1,450)	687	781
Accrued expenses – other	(841)	742	444

Net cash used in operating activities	(10,532)	(27,082)	(10,270)

Cash flows from investing activities:
Proceeds from sale of property and equipment	153	—	—
Purchase of property and equipment	(338)	(908)	(421)
Proceeds from sale of short-term investments	8,185	—	—
Purchase of short-term investments	—	(8,185)	—
Decrease (increase) in other assets	(24)	1,700	(1,730)

Net cash provided by (used in) investing activities:	7,976	(7,393)	(2,151)

Cash flows from financing activities:
Advances under short-term borrowings	8,628	20,322	14,912
Repayments of short-term borrowings	(9,987)	(23,127)	(11,358)
Payments under capital leases	(27)	—	—
Gross proceeds from issuance of common stock in initial public offering	—	46,000	—
Payment of initial public offering expenses	—	(6,843)	—
Net proceeds from exercise of warrants	—	529	—
Net proceeds from issuance of stock under employee stock purchase plan	27	25	—
Net proceeds from exercise of common stock options	—	9	—
Net proceeds from issuance of redeemable convertible preferred stock	—	—	10,128
Collection of note receivable from stockholder	—	—	1

Net cash provided by (used in) financing activities	(1,359)	36,915	13,683

Net increase (decrease) in cash and cash equivalents	(3,915)	2,440	1,262
Net effect on cash and cash equivalents from change in exchange rates	257	116	—
Cash and cash equivalents, beginning of period	4,726	2,170	908

Cash and cash equivalents, end of period	$1,068	$4,726	$2,170

Supplementary disclosure of cash flow information:
Cash paid for interest	$597	$2,084	$1,325

Non cash investing and financing activities:
Conversion of redeemable convertible preferred stock	$—	$17,329	$—

Issuance of common stock in connection with a finance agreement	$—	$485	$—

Common stock options issued in connection with consulting services performed	$12	$62	$10

Issuance of common stock in connection with a license agreement	$70	$—	$746

Issuance of common stock warrants in connection with license agreements	$11	$115	$910

Issuance of common stock warrants to a developer	$4	$—	$—

Property and equipment acquired under capital leases	$80	$—	$—

Gain on available-for-sale marketable securities (realized)/unrealized	$(52)	$52	$—

Deferred stock compensation, net of cancellations	$(90)	$(84)	$2,714

Issuance of common stock warrants in connection with a proposed initial public offering	$—	$—	$456

Issuance of common stock warrants in connection with redeemable convertible preferred stock	$—	$—	$442

See notes to consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2003, 2002, and 2001

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

Principles of Consolidation — These consolidated financial statements include the Company and its wholly-owned subsidiaries in the United Kingdom. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern and Liquidity Uncertainties — These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these consolidated financial statements, during the year ended June 30, 2003, the Company used cash in operating activities of $10.5 million and incurred a net loss of $36.2 million. As of June 30, 2003, the Company had cash and cash equivalents of $1.1 million and its accumulated deficit was $59.8 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended June 30, 2003, the Company undertook measures to reduce spending and restructured its operations. In February 2003 the Company retained, through July 31, 2003, the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist it in reviewing a range of potential strategic alternatives, including mergers, acquisitions and additional financing. No transactions arose from this assistance or were consummated during this period. The Company may need to either consummate one or a combination of the potential strategic alternatives, or otherwise obtain capital via sale or license of certain of its assets, in order to satisfy its future liquidity requirements. The Company is also not in compliance with the liquidity covenants under its current line of credit, and may not be able to obtain advances under the line until it is back in compliance. The Company currently has no funds advanced to it under the agreement. If the Company is unsuccessful in its efforts to comply with the liquidity requirements of its line of credit, or obtain another line of credit to replace the existing line, it may not be able to fund inventory purchases in the future. Current market conditions present uncertainty as to the Company’s ability to effectuate any merger or acquisition or secure additional financing, as well as its ability to reach profitability. There can be no assurances that the Company will be able to effectuate any such merger or acquisition or secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about the Company’s ability to implement its operating plan and the Company may have to further reduce the scope of its planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy the Company’s liquidity requirements, the Company will not have sufficient resources to continue operations for the next six months.

As of June 30, 2003, the Company had $4.0 million, $1.1 million and $89,000 of capitalized development costs, current and long-term prepaid royalties and licensed assets, respectively, related to software development projects in progress. Should the Company not be able to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of these development projects in progress might have to be abandoned and the related costs would have to be written off.

Reclassifications — Certain 2002 and 2001 amounts have been reclassified to conform with 2003 presentation. Such reclassifications had no effect on net revenues, net loss or shareholders’ equity.

Stock Split — On August 15, 2001, the Company effected a common stock split of 4.7 to one with an adjusted par value of $0.001 and increased the number of authorized shares of common stock to 100,000,000 shares and preferred stock to 10,000,000 shares. All common share and per share amounts in these consolidated financial statements have been adjusted to give effect to this stock split.

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

Certain Significant Risks — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held with financial institutions and consist primarily of cash in bank accounts. The Company generates revenue primarily from large retailers in the United States and generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for estimated potential bad debt losses.

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

Prepaid Royalties — Advance royalty payments for intellectual property licenses are capitalized and recorded as prepaid royalties. Royalty payments for intellectual property licenses are classified as current assets to the extent they relate to anticipated sales during the subsequent year and long-term assets if the sales are anticipated after one year. Royalty payments are based on sales and royalties are generally payable on a quarterly basis. Prepaid royalties are amortized to cost of revenues commencing upon the product release at the greater of the contractual royalty rate based on actual product sales, or the ratio of current revenues to total projected revenues. The Company evaluates the future recoverability of prepaid royalties on a quarterly basis and expenses them to costs of revenue if and when they are deemed unrecoverable.

Capitalized Software Costs and Licensed Assets — The Company utilizes independent software developers (who are paid advances against future royalties) to develop its software. The Company accounts for prepaid royalties relating to development agreements and capitalized software costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Payments made to independent software developers under development agreements are capitalized to software development costs once technological feasibility is established or if the development costs have an alternative future use. Prior to establishing technological feasibility, software development costs are expensed to research and development and to cost of revenues subsequent to technological feasibility. Technological feasibility is evaluated on a product-by-product basis. For products where proven game engine technology exists, this may occur early in the development cycle.

Commencing upon product release, capitalized software development costs are amortized to royalties, software costs, and license costs. Software development costs are expensed to royalties, software costs, and license costs if and when they are deemed unrecoverable. The following criteria are used to evaluate recoverability of software development costs: the commercial acceptance of prior products released on a given hardware platform; orders for a product prior to its release; and actual development costs of a product as compared to forward-looking projections. Amortization of such costs is based on the greater of the proportion of current revenues to total projected revenues, or the straight-line method over the estimated product life (generally three to six months). The Company evaluates the future recoverability of capitalized amounts on a quarterly basis. Research and development costs are expensed as incurred.

If the Company terminates a development project prior to completion, it expenses the capitalized software development costs and licensed assets costs to project abandonment.

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

Long-Lived Assets — The Company evaluates long-lived assets, such as property and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets.

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

Stock-Based Compensation — The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and to nonemployees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and in accordance with Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure requires disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted SFAS No. 148 on January 1, 2003.

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

The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period (in thousands):

	Year ended
	June 30,

	2003	2002	2001

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(36,193)	$(15,673)	$(7,142)
Add: Stock-based employee compensation expense included in net loss attributable to common stockholders	418	1,223	618
Less: Stock-based employee compensation expense under the fair value method for stock option awards	(1,603)	(2,170)	(694)
Less: Stock-based employee compensation expense under the fair value method for purchases of stock under the employee stock purchase plan	(26)	(15)	—

Pro forma net loss attributable to common stockholders	$(37,404)	$(16,635)	$(7,218)

Basic and diluted net loss per share – as reported	$(2.47)	$(1.65)	$(4.82)

Basic and diluted net loss per share – pro forma	$(2.55)	$(1.75)	$(4.87)

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

Revenue Recognition — The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, and related interpretations, when persuasive evidence of an arrangement exists, delivery has occurred, the price has been fixed or is determinable and collectibility has been reasonably assured. This occurs when finished goods in the form of software on a cartridge, CD-ROM or similar media are shipped to the customer. Under certain conditions, the Company may allow customers to exchange and return its products and from time to time provide price protection or allow returns on certain unsold merchandise in the form of a credit against amounts due from the customer. On a product by product basis, revenue from product sales is reflected net of the allowance for returns and price protection. The Company estimates the amount of future returns, and price protection based upon current known circumstances and historical results.

Cost of Revenues — Cost of revenues includes manufacturing costs of the finished goods, freight, inventory management costs, royalties incurred, software amortization, project abandonment, and amortization of non-cash charges related to warrants and rights to acquire common stock issued to production companies.

Advertising — Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media companies which are deferred and charged to expense as the airtime or advertising space is used for the first time. Advertising costs were $3,076,000, $5,701,000 and $2,160,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

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

Comprehensive Income (Loss) — In fiscal 2000, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. Comprehensive loss for the years ended June 30, 2003, 2002 and 2001 have been disclosed within the statement of stockholders’ equity (deficit).

Recently Adopted and Issued Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will instead be tested at least annually for impairment. The Company was required to adopt SFAS No. 142 no later than for its fiscal year beginning July 1, 2001. The Company did not carry any goodwill or other intangibles on its balance sheet as of June 30, 2002, and the adoption of SFAS No. 142 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. The Company adopted SFAS No. 143 on July 1, 2002. The adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No 144 on July 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring). The Company was required to adopt SFAS No. 146 for restructuring activities initiated after December 31, 2002, and the Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and the initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No.123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 and APB No.28 on January 1, 2003.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation of variable interest entities (“VIEs”). A VIE is a corporation, partnership, trust or other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may either be passive or engage in activities such as research and development or other activities on behalf of other companies. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or if it is entitled to receive a majority of the VIE’s residual returns or both. The company that consolidates a VIE is referred to as the primary beneficiary of that entity. The consolidation requirements of FIN No. 46 apply to VIEs created after January

31, 2003. For VIEs existing prior to January 31, 2003, consolidation requirements are effective in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established. The Company adopted FIN No. 46 on January 31, 2003. The adoption of FIN No. 46 did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires mandatorily redeemable financial instruments to be classified as liabilities, the result of which requires related expense to be classified as interest expense rather than minority interest on a prospective basis. SFAS No. 150 is effective in the three months ended June 30, 2003 for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003 for previously issued instruments. SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

2. SHORT TERM INVESTMENTS

The Company has classified all of its short-term investments as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. As of June 30, 2003, the Company did not hold any short-term investments. As of June 30, 2002, the Company’s short-term investments comprised U.S. Government Securities of $3,402,000, Corporate Notes of $1,058,000 and Foreign Debt Securities of $3,725,000, with original maturities ranging between 90 days and two years. Unrealized holding gains on the portfolio as of June 30, 2002 were $52,000.

3. PREPAID ROYALTIES

Prepaid royalties consisted of the following at June 30:

	2003	2002

	(in thousands)
Total prepaid royalties	$1,067	$2,847
Less current portion:	(1,067)	(1,007)

Long term portion	$—	$1,840

Long term prepaid royalties are included in Other Assets.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30:

	2003	2002

	(in thousands)
Furniture, equipment and leasehold improvements	$649	$530
Computer equipment	502	678
Computer software	137	213

	1,288	1,421
Less accumulated depreciation:	(691)	(434)

Total property and equipment, net	$597	$987

Included in furniture, equipment and leasehold improvements are assets leased under capital lease agreements of $80,000 and $0 as of June 30, 2003 and 2002, respectively. Total accumulated depreciation on assets leased under capital lease agreements were $29,000 and $0 as of June 30, 2003 and 2002, respectively.

5. RECEIVABLES

Trade accounts receivable

Accounts receivable, net of allowances, is comprised of the following at June 30:

	2003	2002

	(in thousands)
Accounts receivable, gross	$3,261	$13,903
Less the following allowances:
Doubtful accounts	(93)	(433)
Sales return and price protection	(2,460)	(2,707)
Cooperative advertising	(169)	(580)

Accounts receivable, net	$539	$10,183

Long-term receivable

On January 22, 2002 Kmart, a customer of the Company, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On January 22, 2002 the Company had an accounts receivable balance from Kmart of $1.7 million. The Company was an unsecured creditor, and as such was at risk of not recovering in full its accounts receivable balance. Accordingly, in the year ended June 30, 2002 the Company recorded an allowance of $1.1 million against the receivable. As Kmart stated that at earliest it would complete its reorganization in May 2003, the Company classified the receivable, net of allowance, as a long-term asset.

In the year ended June 30, 2003 Management reevaluated and increased the allowance to cover the full accounts receivable balance.

Subsequent to January 22, 2002 Kmart arranged debtor-in-possession financing and the Company sold product to Kmart under this arrangement. The Company also purchased credit insurance for sales made to Kmart during October and November 2002 at a cost of $900,000. Credit insurance costs are included in general and administrative expense.

Accounts receivables under the debtor-in-possession financing were classified as current assets.

Kmart completed its reorganization and emerged from Chapter 11 on May 6, 2003. Under its plan of reorganization Kmart will distribute Kmart Corporation common stock to the unsecured creditors on a pro-rata basis, at an approximate recovery rate of 9.7% on approved payables. Kmart has yet to distribute to the Company any of this common stock, and is unable to state when it will make such distribution or how much the distribution to the Company will be. Accordingly, the Company did not account for any potential recoverable sums as of June 30, 2003.

6. OTHER ASSETS

Other assets as of June 30, 2003 and 2002 comprise rent deposits of $54,000 and $30,000, respectively, and long term prepaid royalties of $0 and $1.8 million, respectively.

7. SHORT-TERM BORROWINGS

In September 2003, the Company entered into a six month Agreement (the “Agreement”) with a finance company, pursuant to which the finance company extends a line of credit facility to fund domestic inventory purchases to the Company. The Company may sell the inventory purchased under the Agreement and is required to remit customer receipts from those sales directly to the finance company up to the amounts funded by them. The Company retains collections in excess of the amounts funded by the finance company, is responsible for collecting the customer receivables, and bears the risk of loss on all uncollectible accounts.

Under the Agreement, the finance company’s aggregate outstanding funding is limited to $3.2 million. The Company is required to pay the finance company’s expenses under the contract, a facility fee equal to 5.0% of the funds advanced by the finance company, and interest at prime plus 0.5%. The Agreement terminates on March 31, 2004 and any sums outstanding become repayable on that date. The Company may repay any sums advanced prior to the due date of payment without penalty.

The finance company has a security interest in the Company’s accounts receivable and inventory.

Prior to entering into the Agreement, the Company had entered into a two year factoring agreement (the “Factoring Agreement”) with a different finance company in February 2002, pursuant to which the Company assigned its North American receivables to the finance company. The finance company was responsible for collecting customer receivables, and upon collection, remitted the funds to the Company, less a service fee. Under the Factoring Agreement, the Company could obtain advances, subject to the finance company’s discretion and the Company’s compliance with certain liquidity covenants, in the form of cash or as collateral for letters of credit, up to a maximum of 75% of outstanding domestic receivables at any point in time. The Factoring Agreement was mutually terminated in September 2003.

Under the terms of the Factoring Agreement, the Company paid a service fee on all receivables assigned, with a minimum annual fee of $150,000, interest at prime plus 1% on all cash sums advanced. Upon the termination of the Factoring Agreement, the minimum annual fee for the second year of the Factoring Agreement was waived, and the Company paid a termination payment of $25,000. All fees were included in interest expense. The Company bore the collection risk on the accounts receivable that were assigned, unless the finance company approved the receivable at the time of assignment, in which case the finance company bore the risk. The finance company had a security interest in the Company’s accounts receivable, inventory, fixed assets and intangible assets.

As of June 30, 2003 the Company did not meet the Factoring Agreement’s liquidity covenants and had no sums advanced under the Factoring Agreement. As of June 30, 2002, the Company had advances of $1,359,000 outstanding under the Factoring Agreement.

Prior to entering into the Factoring Agreement, the Company had entered into a finance agreement (the “Finance Agreement”) with a different finance company, whereby it assigned purchase orders entered into with customers to the finance company and requested the finance company purchase finished goods to fulfill such customer purchase orders.

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

Outstanding borrowings under the Finance Agreement were collateralized by the Company’s inventories, accounts receivable, fixed assets and intangible assets.

The Finance Agreement and the factoring line with the affiliate terminated in February 2002, and all outstanding amounts funded were fully repaid.

As of June 30, 2003 the Company had no outstanding letters of credit issued on its behalf. As of June 30, 2002, the Company had outstanding letters of credit issued on its behalf of $2,286,000.

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

As more fully described in Note 16, in September 2002 the Company issued 68,738 shares of common stock pursuant to a license agreement with a production company. The Company capitalized the cost of this issuance at the fair market value of the common stock, equal to $70,000, and fully amortized this amount to “royalties, software costs, and license costs” during the year ended June 30, 2003. The Company had previously issued 68,738 shares of common stock pursuant to this license agreement in April 2001. The Company capitalized the cost of this issuance at the fair market value of the common stock, equal to $746,000, and fully amortized this amount to “royalties, software costs, and license costs” during the year ended June 30, 2002.

During the year ended June 30, 2003, 26,796 shares of common stock were issued under the Company’s employee share purchase plan. During the year ended June 30, 2002, 20,562 shares of the Company’s common stock were issued upon exercise of stock options, 4,956 shares of common stock were issued under the Company’s employee share purchase plan, and 141,000 shares of the Company’s common stock were issued upon exercise of a warrant.

Warrants

Warrants to purchase a total of 878,450 and 853,450 shares of common stock were outstanding as of June 30, 2003 and 2002, respectively.

Under an agreement (the “Agreement”) entered into with a production company during October 2000, the Company obtained the exclusive right of first refusal, for a period of five years, to develop products based on films produced by the production company and to distribute them worldwide. The Agreement was mutually terminated in June 2003. Under the Agreement the production company provided the Company with free access to any publicity materials it prepared. In exchange for these rights, the Company paid royalties to the production company calculated as a percentage of sales of the developed products. Also, in connection with the Agreement the Company issued the production company warrants to purchase 470,000 shares of common stock at an exercise price of $1.06 per share. The warrants expire in September 2006. Under the warrant agreement, 50% of the warrants became vested and exercisable upon execution of the Agreement, while the remaining warrants became vested in equal portions in December 2000, representing the dates on which the production company delivered, in accordance with the Agreement, written notice that a specific film will be available to be exploited by the Company and when the Company exercised its right of first refusal for another film under the Agreement. The fair value of these warrants at the grant date was estimated to be $708,000, using the Black-Scholes option pricing model with the following assumptions: expected term equal to six years; risk-free interest rate of 5.8%; volatility of 95%; and no dividends during the expected term. Of this amount $354,000 relates to 50% of the warrants that vested upon execution of the Agreement and was being amortized on a straight-line basis over the five-year term of the Agreement. During the years ended June 30, 2003, 2002, and 2001, $53,000, $71,000 and $48,000, respectively, was amortized to royalties, software costs, and license costs. Upon termination of the Agreement in June 2003, all previously unamortized sums, totaling $182,000, were amortized to project abandonment costs. The remaining 50% of the warrants vested in December 2000 and the fair value of these warrants of $556,000 were capitalized to prepaid royalties, capitalized software costs and licensed assets. The fair value of this 50% of the warrants was estimated at the date of vesting using the Black-Scholes option pricing model with the following assumptions: expected term equal to six years; risk-free interest rate of 5.0%; volatility of 95%; and no dividends during the expected term. During the year ended June 30, 2003, $278,000 was amortized to royalties, software costs, and license costs on the release of a subject title, and the remaining $278,000 was amortized to project abandonment costs on the termination of a development project prior to completion.

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

The Company calculated the beneficial conversion feature related to the issuance of the 245,659 shares of Series C redeemable convertible preferred stock, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” as follows:

•	The Company calculated the difference between the aggregate deemed fair market value of the common stock into which the Series C redeemable convertible preferred stock is convertible of $13,200,000, and the aggregate purchase price paid for the Series C redeemable convertible preferred stock of $5,540,000, i.e. $7,660,000, and limited the amount of the deemed dividend that will be recorded against the accumulated deficit to the gross amount of proceeds allocated to these shares of Series C redeemable convertible preferred stock to $5,540,000 in accordance with paragraph 6 of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”

•	Since the shares of Series C redeemable convertible preferred stock were immediately convertible at the date of issue, the Company recorded the amount of the deemed dividend in the financial statements for the year ended June 30, 2001.

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

In connection with an agreement entered into with a production company during January 2002, the Company obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In exchange for these rights, the Company will have to pay royalties to the production company calculated as a percentage of sales of the developed products. Also, in connection with the agreement, the Company is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. Warrants will be issued at the average closing price of the Company’s stock for the five days immediately prior to the date of issuance, have a five year term from date of issuance, are fully vested and are immediately exercisable upon issuance. The Company has issued warrants to purchase 35,000 shares of common stock under this agreement as follows: January 2002 – warrant to purchase 10,000 shares, March 2002 – warrant to purchase 10,000 shares, July 2002 – warrant to purchase 5,000 shares, and May 2003 – warrant to purchase 10,000 shares. The fair value of the warrant to purchase 10,000 shares issued in January 2002 was estimated to be $42,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.3%; volatility of 95%; and no dividends during the expected term. The fair value of the warrant to purchase 10,000 shares issued in March 2002 was estimated to be $44,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.8%; volatility of 95%; and no dividends during the expected term. The fair value of the warrant to purchase 5,000 shares issued in July 2002 was estimated to be $8,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.7%; volatility of 88%; and no dividends during the expected term. The fair value of the warrant to purchase 10,000 shares issued in May 2003 was estimated to be $3,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 2.3%; volatility of 139%; and no dividends during the expected term. The fair values of the warrants were capitalized to prepaid royalties, capitalized software costs and licensed assets and will be amortized over the life of the products (generally between three and six months) to which they relate when these products are released. As the remaining 15,000 warrants contingently issuable under this arrangement are dependent upon the occurrence of certain pre-determined events, the Company will only measure the value of these warrants in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services if and when the warrants are issued. When the software product is released, the Company will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on the Company’s share price at a future point in time. During the year ended June 30, 2003, $8,000 was amortized to project abandonment costs. No costs were amortized to royalties, software costs, and license costs during the years ended June 30, 2002 and 2001.

In May 2002, in connection with a licensing and publishing agreement entered into with a publishing company, the Company granted to the production company a warrant, with a ten year term from the date of issue, to purchase up to 200,000 shares of its common stock at an exercise price of $2.60, of which 15,000 became immediately exercisable upon the signing of the agreement, and the remaining 185,000 only become exercisable in multiples of 4,625 shares upon each election by the Company to produce a title based on any films, made for television movies, or television series produced from screenplays to be produced by the publishing company, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which the Company develops a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable. The agreement was assigned to another production company in July 2002. The agreement expires upon the later of five years or either the theatrical release or television air-date of the tenth film or television series on which the Company bases a product, but in no event later than eight years from the date of the agreement, unless seven films or television series have been released or aired, respectively, seven years from the date of the agreement, in which event the agreement would expire at such time. The fair value of the 15,000 shares immediately exercisable upon the signing of the agreement was estimated to be $29,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.6%; volatility of 95%; and no dividends during the expected term.

The fair value of the remaining 185,000 shares will be calculated as and when shares become exercisable and will be capitalized to prepaid royalties, capitalized software costs and licensed assets. As the warrants contingently exercisable under this arrangement are dependent upon the occurrence of certain pre-determined events, the Company will only measure the value of these warrants in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services if and when the warrants become exercisable. When the software product is released, the Company will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on the Company’s share price at a future point in time. The Company fully amortized the licensed asset of $29,000 to royalties, software costs, and license costs during the year ended June 30, 2003. No costs were amortized to royalties, software costs, and license costs during the years ended June 30, 2002 and 2001.

In January 2003, the Company issued a warrant to a developer to purchase up to 10,000 shares of common stock. The warrant was issued at the average closing price of the Company’s stock for the five days immediately prior to the date of issue, has a five year term from date of issue, and is fully vested and is immediately exercisable upon issuance. The fair value of the warrant was estimated to be $4,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 4.0%; volatility of 125%; and no dividends during the expected term. The fair value of the warrant was expensed to research and development in the year ended June 30, 2003.

Stock Plans

Under the Company’s 2000 Stock Incentive Plan adopted on July 10, 2000, and amended in May 2001, August 2001 and August 2002, the Company may grant options to purchase or directly issue up to 3,500,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value (as determined by the Board of Directors) at the date of grant for incentive stock options and not less than 85% of fair market value at the date of grant for nonstatutory stock options. These options generally vest over a four-year period and expire ten years from the date of grant.

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

The Board of Directors, in their determination of fair market value on the date of grant, takes into consideration many factors including, but not limited to, the Company’s stock price on the Nasdaq SmallCap Market, the Company’s financial performance, current economic trends, actions by competitors, market maturity, emerging technologies, near-term backlog and, in certain circumstances, valuation analyses performed by independent appraisers. These valuation analyses utilize generally accepted valuation methodologies such as the income and market approaches to valuing the Company’s business.

Stock option activity, including stock option activity outside the plan, is summarized as follows:

	Options outstanding

		Weighted
		average
	Number of	exercise
	shares	price

Balances, June 30, 2000	—	$—
Granted (weighted average fair value of $3.74 per share)	833,075	3.21
Cancelled	(18,800)	0.46

Balances, June 30, 2001 (70,500 shares vested at a weighted average price of $3.35 per share)	814,275	3.28
Granted (weighted average fair value of $2.62 per share)	1,060,560	4.61
Cancelled	(117,430)	3.94
Exercised	(20,562)	0.46

Balances, June 30, 2002 (333,189 shares vested at a weighted average price of $3.49 per share)	1,736,843	3.95
Granted (weighted average fair value of $0.50 per share)	1,456,690	0.66
Cancelled	(888,927)	2.55
Exercised	—	—

Balances, June 30, 2003	2,304,606	$2.41

During the years ended June 30, 2003, 2002, and 2001, the Company granted stock options outside the plan to acquire 0, 268,800, and 0 shares, respectively. There were stock options outside the plan to acquire 268,800 shares outstanding as of both June 30, 2003 and 2002.

Additional information regarding options outstanding as of June 30, 2003 is as follows:

			Options outstanding
						Vested options
				Weighted average
Range of exercise				Remaining contractual	Weighted average	Number	Weighted average
prices			Number of shares	life (years)	exercise price	of shares	exercise price

$ 0.00	-	$1.00	944,766	9.2	$0.46	185,253	$0.47
$ 1.01	-	$2.00	338,586	8.9	1.35	105,193	1.27
$ 2.01	-	$3.00	190,343	8.8	2.01	66,103	2.01
$ 3.01	-	$4.00	396,453	8.4	3.36	340,836	3.33
$ 4.01	-	$5.00	272,600	7.9	4.79	171,942	4.79
$ 7.01	-	$8.00	64,625	8.1	7.92	53,977	7.96
$11.01	-	$12.00	97,233	8.1	11.70	52,521	11.70

			2,304,606		2.41	975,825	3.44

As of June 30, 2003 and 2002 there were 1,443,632 and 38,895 shares, respectively, of common stock available for future grant under the plan.

Employee Stock Purchase Plan

The Company adopted an employee stock purchase plan on August 9, 2001. Under the plan, during consecutive six-month offering periods, eligible employees are allowed to have salary withholdings of up to 15% of their compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning of the offering period or at the end of the purchase period. The initial offering period commenced upon the effective date of the initial public offering of the Company’s common stock. For the first offering period, shares of common stock were purchased at a price equal to 85% of the lower of the price per share in the initial public offering or the market value on the purchase date. The Company initially reserved 705,000 shares of common stock under this plan. In the year ended June 30, 2003, the Company issued 26,796 shares of common stock under the plan. In the year ended June 30, 2002, the Company issued 4,956 shares of common stock under the plan.

As of June 30, 2003 and 2002 there were 673,248 and 700,044 shares, respectively, of common stock available for issuance under the plan.

Deferred Stock Compensation

As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and deemed fair value of the Company’s common stock on the date of grant. Deferred stock compensation is being amortized to expense over the vesting period of the options, generally four years, using a multiple option award valuation approach, which results in accelerated amortization of the expense resulting in amortization of deferred stock compensation of $418,000, $1,223,000, and $618,000 for the years ended June 30, 2003, 2002, and 2001, respectively. Deferred stock compensation aggregated $(90,000) credit for the year ended June 30, 2003 and was comprised of deferred stock compensation credits arising on stock option cancellations in the year as a result of using a multiple option award valuation and amortization approach. Deferred stock compensation aggregated $(84,000) credit for the year ended June 30, 2002 and was comprised of $129,000 of deferred stock compensation on new option grants less $213,000 of deferred stock compensation credits arising on stock option cancellations in the year as a result of using a multiple option award valuation and amortization approach. Deferred stock compensation aggregated $2,714,000 for the year ended June 30, 2001.

During the year ended June 30, 2003, the Company made three grants of options to purchase a total of 17,000 shares of common stock to a consultant at a weighted average exercise price of $0.63 per share. These options vested on the date of grant and expire ten years from the date of grant, or three months after the consultant ceases to provide service if earlier. The Company expensed the fair value of these options at the grant dates which was estimated to be

$12,000 using the Black-Scholes option pricing model with the following assumptions: expected term equal to 10 years; risk-free interest rate between 3.0% and 3.1%; volatility between 101% and 125%; and no dividends during the expected term. The consultant ceased providing service in May 2003.

During the year ended June 30, 2002, the Company granted options to purchase 5,875 shares of common stock to a consultant at a weighted average exercise price of $11.70 per share. These options vested on the date of grant and expire ten years from the date of grant, or three months after the consultant ceases to provide service if earlier. The Company expensed the fair value of these options at grant date which was estimated to be $62,000 using the Black-Scholes option pricing model with the following assumptions: expected term equal to 10 years; risk-free interest rate of 5.0%; volatility of 95%; and no dividends during the expected term.

9. COST OF REVENUES — ROYALTIES, SOFTWARE COSTS, LICENSE COSTS, AND PROJECT ABANDONMENT

Cost of Revenues — Royalties, software costs, and license costs include amortization of non-cash licensed assets of $431,000, $817,000 and $48,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

Royalties, software costs, and license costs include amortization of impaired royalties of $2,171,000, $0 and $0 for the years ended June 30, 2003, 2002, and 2001, respectively.

Project abandonment costs include amortization of non-cash licensed assets of $467,000, $0 and $0 for the years ended June 30, 2003, 2002, and 2001, respectively.

During the years ended June 30, 2003, 2002 and 2001, the Company amortized $14,675,000, $9,600,000 and $954,000, respectively, of capitalized software costs as part of royalties, software costs, and licensed assets, and recorded $9,133,000, $693,000 and $0, respectively, of capitalized software costs as part of project abandonment costs.

10. RESTRUCTURING COSTS

In November 2002, the Company initiated a restructuring of its operations. As part of the restructuring, the Company reduced its headcount across all departments, by a total of 30 employees, and certain members of the Company’s management also agreed to a reduction of salary for the period December 2002 through June 2003. As compensation for the reduction, those members of management taking the salary reduction were granted stock options in the Company. The Company's Chief Executive Officer was granted a total of 116,978 options, and other management were granted a total of 174,167 options, under this arrangement. The Company also transferred, under UK law, an additional 12 product development employees to VIS Entertainment plc upon the sale of its London based studio in January 2003.

Restructuring costs, which included employee severance payments, write down costs on property and equipment, and legal fees associated with the disposal of the London based studio, for the year ended June 30, 2003, were as follows (in thousands):

	Year ended
	June 30, 2003

		Restructuring
	Restructuring	costs expensed		Restructuring
	costs unpaid as	in the year	Restructuring	costs unpaid as
	of June 30,	ended June 30,	costs paid as of	of June 30,
	2002	2003	June 30, 2003	2003

Nature of restructuring costs:
Employee severance costs	$—	$276	$276	$—
Property and equipment writedowns	—	102	102	—
Legal fees	—	29	29	—
Other	—	19	19	—

Total	$—	$426	$426	$—

As part of this restructuring, during the year ended June 30, 2003 the Company wrote off $1.302 million of capitalized development costs and included such costs in Cost of Revenues - Project Abandonment costs.

11. INCOME TAXES

Income taxes were $0 for the each of the years ended June 30, 2003, 2002, and 2001.

Significant components of the Company’s net deferred tax assets consist of the following as of June 30:

		2003	2002

		(in thousands)
Deferred tax assets:
Stock compensation		$747	$604
Warrants		66	353
Reserves and accruals		1,032	1505
Non operating loss carryforwards –	Federal and State	11,076	2,169
	Foreign	6,001	2,110
Other		187	109

Total deferred tax assets		19,109	6,850
Valuation allowance:		(19,109)	(6,850)

Net deferred tax asset		$—	$—

The Company established a 100% valuation allowance at June 30, 2003 and 2002 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

At June 30, 2003, the Company has federal and state net operating loss carryforwards of approximately $27,821,000 and $23,280,000, respectively, expiring through 2023 and 2013, respectively. Foreign net operating loss carryforwards at June 30, 2003 are approximately $6,001,000. During the years ended June 30, 2003, 2002, and 2001, the Company utilized $0, $373,000 and $370,000 of federal net operating losses, respectively, to offset taxable income.

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

The Company’s effective tax rate differs from the federal statutory rate as follows:

	Year ended
	June 30,

	2003	2002	2001

	(percentages)
Income taxes at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
Meals and entertainment	—	—	0.3
Stock compensation expense	0.8	0.6	2.6
Valuation allowances	34.2	34.4	32.1

Effective tax rate	—%	—%	—%

12. COMPUTATION OF LOSS PER SHARE

The following table sets forth the computations of basic and diluted loss per share:

	Year ended
	June 30,

	2003	2002	2001

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(36,193)	$(15,673)	$(7,142)

Calculation of loss per share, basic and diluted:
Weighted average number of common stock shares outstanding – basic and diluted	14,654	9,503	1,482

Net loss – basic and diluted	$(2.47)	$(1.65)	$(4.82)

The following table summarizes common stock equivalents that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive for the periods indicated:

	Year ended
	June 30,

	2003	2002	2001

	(in thousands)
Options to purchase common stock	247	467	292
Warrants to purchase common stock	200	442	319
Series A redeemable convertible preferred stock	—	1,770	4,588
Series B redeemable convertible preferred stock	—	534	707
Series C redeemable convertible preferred stock	—	446	121

Total common stock equivalents	447	3,659	6,027

13. EMPLOYEE BENEFIT PLANS

In January 2000, the Company adopted a 401(k) tax deferred savings plan (the 401(k) Plan) to provide for retirement of its employees. Employee contributions are limited to a maximum amount subject to IRS guidelines in any calendar year. The Company may make matching contributions and employer profit sharing contributions at the Board of Directors’ discretion. For the years ended June 30, 2003, 2002, and 2001, the Company made employer contributions to the 401(k) Plan of $207,000, $125,000, and $41,000, respectively.

In March 2001 the Company’s UK subsidiary set up a Group Personal Pension Plan to provide for retirement of its employees. Employee contributions are limited to a maximum amount subject to the UK Inland Revenue guidelines. For participants, the UK subsidiary contributes three percent of basic salary plus a half percent for each additional one percent contribution in excess of three percent. For the years ended June 30, 2003, 2002, and 2001, the Company’s UK subsidiary made employer contributions to the Group Personal Pension Plan of $82,000, $84,000, and $22,000, respectively.

14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates in one reportable segment: the development and publishing of interactive entertainment products.

Financial information by geographical region is summarized below:

	Year ended
	June 30,

	2003	2002	2001

	(in thousands)
Net revenues from unaffiliated customers:
North America	$27,182	$44,005	$22,898
Europe	8,333	5,104	2,453
Other	193	1,625	—

Consolidated	$35,708	$50,734	$25,351

Income (loss) from operations:
North America	$(23,456)	$(7,469)	$469
Europe	(12,439)	(5,925)	(822)

Consolidated	$(35,895)	$(13,394)	$(353)

	June 30,

	2003	2002

	(in thousands)
Identifiable assets:
North America	$28,937	$53,313
Europe	4,186	15,648
Intercompany items and eliminations	(23,663)	(19,494)

Total	$9,460	$49,467

Long-Lived assets:
North America	$1,486	$8,663
Europe	3,303	10,219

Total	$4,789	$18,882

15. CUSTOMER CONCENTRATIONS

The following table summarizes net revenues and accounts receivable for customers which accounted for 10% or more of net revenues or gross trade accounts receivable:

			Net revenues
	Accounts receivable
			Year ended
	June 30,		June 30,

	2003	2002	2003	2002	2001

	(percentages)
Customer
A	19%	10%	—%	—%	—%
B	18	—	16	11	—
C	—	12	—	—	—
D	—	—	14	—	—
E	—	—	10	22	17
F	—	—	—	—	14
G	—	—	—	—	12

16. COMMITMENTS, CONTINGENCIES, GUARANTEES AND LEGAL PROCEEDINGS

Commitments, Contingencies and Guarantees

Under an agreement entered into between the Company and a production company, the Company has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. In exchange for these rights, the Company will have to pay royalties to the production company calculated as a percentage of sales of the developed products. For each film (up to a total of ten films) that the Company selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued following the theatrical release of each film for which the Company has developed a product, up to a maximum of 687,375 shares of common stock. As the shares contingently issuable under this arrangement are dependent upon the theatrical release of the film for which the Company has elected to develop products, the Company will only measure the value of these shares in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services if and when this contingency is satisfied. If the software product is released after the release of the film, the Company will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. If the software product is released prior to the release of the film, the Company will at each interim period assess whether it is probable that the value of the shares issuable is recoverable through future sales of the product to which it relates. If this is probable, the non-cash charge will be amortized to licensed costs over the life of the product, while the Company will expense the non-cash charge at the time of the issuance of the shares if it is not probable that the value of the shares issued is recoverable through future sales of the product to which these shares relate. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on the Company’s share price at a future point in time. As of June 30, 2003 and 2002 the Company has elected to produce software products for three films pursuant to this agreement. One of these films had its theatrical release during the year ended June 30, 2001 and another had its theatrical release during the year ended June 30, 2002. Accordingly, the Company has issued 137,476 shares of common stock to the production company to date. The Company is not required to issue stock on the remaining film until such time as the film is released, which is anticipated to be in the summer of calendar year 2004.

In connection with an agreement entered into with a production company during January 2002, the Company obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In exchange for these rights, the Company will have to pay royalties to the production company calculated as a percentage of sales of the developed products. Also, in connection with the agreement, the Company is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. Warrants will be issued at the average closing price of the Company’s stock for the five days immediately prior to the date of issuance, have a five year term from date of issuance, are fully vested and are immediately exercisable upon issuance. The Company has issued warrants to purchase 35,000 shares of common stock under this agreement as follows: January 2002 – warrant to purchase 10,000 shares, March 2002 – warrant to purchase 10,000 shares, July 2002 – warrant to purchase 5,000 shares, and May 2003 – warrant to purchase 10,000 shares. As the remaining 15,000 warrants contingently issuable under this arrangement are dependent upon the occurrence of certain pre-determined events, the Company will only measure the value of these warrants in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services if and when the warrants are issued. When the software product is released, the Company will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on the Company’s share price at a future point in time.

In May 2002, in connection with a licensing and publishing agreement entered into with a publishing company, the Company granted the production company a warrant, with a ten year term from the date of issue, to purchase up to 200,000 shares of its common stock at an exercise price of $2.60, of which 15,000 became immediately exercisable upon the signing of the agreement, and the remaining 185,000 only become exercisable in multiples of 4,625 shares upon each election by the Company to produce a title based on any films, made for television movies, or television series produced from screenplays to be produced by the publishing company, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which the Company develops a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable. The agreement expires upon the later of five years, and the earlier of either the theatrical release or television air-date of the tenth film or television series on which the Company bases a product, and eight years. The fair value of the remaining 185,000 shares will be calculated as and when shares become exercisable and will be capitalized to prepaid royalties, capitalized software costs and licensed assets. As the warrants contingently exercisable under this arrangement are dependent upon the occurrence of certain pre-determined events, the Company will only measure the value of these warrants in accordance with EITF 96-18 Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services if and when the warrants become exercisable. When the software product is released, the Company will amortize the non-cash charge over the life of the product, which is expected to be between three and six months. The Company cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on the Company’s share price at a future point in time. The agreement was assigned by the production company to another production company in July 2002. Under various licensing agreements entered into between the Company and content providers, the Company had contractual marketing commitments to spend $4,450,000 and $6,150,000 in advertising on the content providers’ networks and online mediums as of June 30, 2003 and 2002, respectively. As of June 30, 2003 and 2002, the Company had made payments totaling $3,337,000 and $3,202,000, respectively, under these agreements. Future minimum annual advertising payments under these contractual marketing commitments are as follows:

June 30, 2003

(in thousands)
Fiscal year ending:
2004	$863
2005	250
2006 and beyond	—

Total	$1,113

In connection with a number of licensing and developing agreements, the Company is required to pay guaranteed minimum royalties with respect to these agreements. As of June 30, 2003 and 2002, the Company had capitalized payments totaling $5,865,000 and $4,422,000 respectively under these agreements. These guaranteed amounts will be applied against future royalties that may become payable to the respective licensors under the agreement. Future minimum annual royalty payments under these contractual licensing and developing commitments are as follows:

June 30, 2003

(in thousands)
Fiscal year ending:
2004	$500
2005 and beyond	—

Total	$500

Under a two year factoring agreement as described in Note 7, which commenced in February 2002, a minimum annual service fee of $150,000 is payable to the factoring company. The fee becomes payable based on the volume of receivables factored. As of June 30, 2003 the Company had a commitment to incur a further $104,000 in minimum annual service fees prior to February 2004.

The Company leases facilities under various noncancelable operating leases. Future minimum annual rental payments under the lease agreements, net of sub-lease income, are as follows:

June 30, 2003

(in thousands)
Fiscal year ending:
2004	$446
2005	393
2006	78
2007	78
2008	78
2009	19
2010 and beyond	—

Total	$1,092

The Company leases equipment under various noncancelable capital leases. Future minimum annual rental payments under the lease agreements are as follows:

June 30, 2003

(in thousands)
Fiscal year ending:
2004	$29
2005	27
2006 and beyond	—

Future minimum lease payments	56
Amount representing interest	3

Net obligation under capital leases	$53

Rent expense for the years ended June 30, 2003, 2002, and 2001, was $518,000, $389,000, and $135,000, respectively.

As of June 30, 2003 and 2002, a finance company had a continuing security interest in the Company’s domestic accounts receivable, inventory, fixed assets and intangible assets against advances made under a factoring agreement between the finance company and the Company. The Company accounts for all cash advances made under the agreement as a current liability and for outstanding letters of credit as a contingent liability. As of June 30, 2003 and 2002, the Company had letters of credit outstanding under the agreement of $0 and $2.3 million, respectively.

The Company offers a limited warranty on products sold. The Company does not maintain a general warranty reserve as estimated future warranty costs are accounted for in price protection and return reserves accrued at the time of sale of the Company’s products.

Legal Proceedings

From time to time the Company may be involved in litigation relating to claims arising out of its operations in the ordinary course of business. As of June 30, 2003, the Company was party to the following legal proceedings:

On April 1, 2003, Amaze Entertainment, Inc. asserted counterclaims against the Company in an action captioned BAM! ENTERTAINMENT INC. v. AMAZE ENTERTAINMENT, INC. et. al. that the Company commenced in the Superior Court of California, County of Santa Clara (Case No. CV814820) on February 18, 2003, and which Amaze had removed to the United States District Court for the Northern District of California (Case No. C03 01286 PVT) on or about March 24, 2003. The Company's action asserted claims for, inter alia, relief based on rescission, breach of contract, declaratory relief, and money paid and received with regard to an agreement for a video game titled “Crushed Baseball” that Amaze Entertainment was developing for the Company. Amaze Entertainment’s counterclaims alleged breach of contract and unjust enrichment with regard to each of the “Crushed Baseball” development agreement and a separate development agreement for another video game titled “Samurai Jack.” The counterclaims seeked, inter alia, compensatory damages of approximately $3.5 million and additional damages to be proven at trial. On July 11, 2003 Amaze and Bam agreed to compromise and settle all claims either asserted or that could be asserted in connection with the dispute and to mutually release any and all future claims and contentions they have against each other. This compromise requires Amaze to make Bam two payments, one in July 2003 and one in October 2003 of $325,000 each. Bam has received the first of these two payments. No income related to either of these payments has been recorded as of June 30, 2003. Under the terms of the settlement, the agreement to settle would have been terminated and considered null and void if Amaze had given Bam notice by August 13, 2003 that it has failed to enter into an agreement with Warner Bros. Consumer Products Inc. allowing Amaze to commercially exploit the Samurai Jack product. Amaze did not give such notice by August 13, 2003, and to Bam’s knowledge, the settlement agreement is in effect. The settlement agreement stipulates that upon payment by Amaze to Bam of the sum due in October 2003, the parties will execute a stipulation for dismissal of the legal actions. Accordingly, the litigation remains unsettled at this time, and management believes it is too early to predict the outcome.

On March 27, 2003, a complaint captioned OVATION ENTERTAINMENT, LLC v. BAM! ENTERTAINMENT, INC. et. al. was filed against the Company in the Superior Court of California, County of Los Angeles (Case No. SCO76530). The complaint alleged, inter alia, claims of breach of contract and fraud against the Company in connection with an exclusive first look agreement, which was assigned to Ovation Entertainment by the licensor originally party to the agreement, for content relating to motion pictures and television projects to be licensed to the Company for development in connection with video games. The lawsuit sought, inter alia, compensatory damages believed to be in excess of $1 million and interest thereon, exemplary or punitive damages, and attorneys’ fees. On August 4, 2003, Ovation and Bam agreed to settle the litigation by amending the terms of the agreement, and the legal action was dismissed on August 25, 2003. Bam does not believe that the amendment will have a material adverse effect on Bam’s financial position or results of operations.

17. RELATED PARTY TRANSACTIONS

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

The Company incurred legal services of $56,000, $290,000 and $195,000 for the years ended June 30, 2003, 2002, and 2001, respectively, to a law firm whose partner served as a Director of the Company from October 1999 through November 2002 and who currently serves as Secretary of the Company.

18. QUARTERLY FINANCIAL DATA (unaudited)

	Quarter ended
					Year ended
	Sept 30,	Dec 31,	Mar 31,	June 30,	June 30,
	2002	2002	2003	2003	2003

	(in thousands, except per share amounts)
Fiscal 2003:
Net revenues	$8,740	$22,005	$2,866	$2,097	$35,708
Operating loss	(8,174)	(13,269)	(5,149)	(9,303)	(35,895)
Net loss	(8,421)	(13,429)	(5,124)	(9,219)	(36,193)
Net loss per share, basic and diluted	(0.58)	(0.92)	(0.35)	(0.63)	(2.47)

	Quarter ended
					Year ended
	Sept 30,	Dec 31,	Mar 31,	June 30,	June 30,
	2001	2001	2002	2002	2002

	(in thousands, except per share amounts)
Fiscal 2002:
Net revenues	$10,827	$18,914	$7,017	$13,976	$50,734
Operating income (loss)	219	(2,567)	(5,913)	(5,133)	(13,394)
Net loss	(489)	(3,775)	(6,233)	(5,176)	(15,673)
Net loss per share, basic and diluted	(0.32)	(0.52)	(0.43)	(0.35)	(1.65)

19. SUBSEQUENT EVENTS

In July 2003, the Company entered into a distribution agreement with Acclaim Entertainment Ltd (“Acclaim”) whereby Acclaim agreed to distribute, on an exclusive basis, certain forthcoming products of the Company in PAL territories. PAL is the television standard for the United Kingdom, continental Europe and Australia. Acclaim will be responsible for the manufacture, sale, distribution and marketing of the products and will pay the Company based on net receipts from the sales made by them.

In August 2003, Robert W. Holmes, Jr. and Steven J. Massarsky both resigned from the Board of Directors to pursue other interests.

In August 2003, the Company entered into a Promissory Note with a Director whereby the Director loaned the Company $250,000. The loan, which bears interest at 6% per annum, is repayable on or before October 31, 2003.

In September 2003, the Company entered into a six month Agreement (the “Agreement”) with a finance company, pursuant to which the finance company extends a line of credit facility to fund domestic inventory purchases to the Company. The Company may sell the inventory purchased under the Agreement and is required to remit customer receipts from those sales directly to the finance company up to the amounts funded by them. The Company retains collections in excess of the amounts funded by the finance company, is responsible for collecting the customer receivables, and bears the risk of loss on all uncollectible accounts. Under the Agreement, the finance company’s aggregate outstanding funding is limited to $3.2 million. The Company is required to pay the finance company’s expenses under the contract, a facility fee equal to 5.0% of the funds advanced by the finance company, and interest at prime plus 0.5%. The Agreement terminates on March 31, 2004 and any sums outstanding become repayable on that date. The Company may repay any sums advanced prior to the due date of payment without penalty. The Company’s factoring agreement with a different finance company was mutually terminated in September 2003.

See also Note 16 – Legal Proceedings for a description of other subsequent events.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance —			Balance —
	Beginning			End of
Description	of Period	Additions	Deductions	Period

	(in thousands)
Year ended June 30, 2003
Allowance for doubtful accounts	$1,513	$706	$499	$1,720
Allowance for sales return and price protection	$2,707	$11,133	$11,380	$2,460
Allowance for cooperative advertising	$580	$1,100	$1,511	$169

	$4,800	$12,939	$13,390	$4,349

Year ended June 30, 2002
Allowance for doubtful accounts	$70	$1,529	$86	$1,513
Allowance for sales return and price protection	$650	$10,648	$8,591	$2,707
Allowance for cooperative advertising	$443	$2,483	$2,346	$580

	$1,163	$14,660	$11,023	$4,800

Year ended June 30, 2001
Allowance for doubtful accounts	$77	$143	$150	$70
Allowance for sales return and price protection	$—	$893	$243	$650
Allowance for cooperative advertising	$—	$953	$510	$443

	$77	$1,989	$903	$1,163

S-1