Form 10-K/A
period 2003-06-30
BAM ENTERTAINMENT INC
filed 2003-10-28
CIK 1132809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock
$0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☐

      Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,659,573 as of September 17, 2003 based upon the closing price on the Nasdaq SmallCap Market reported for such date. Stock held by each officer and director and by each person who owns 5% or more of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

      The number of shares of common stock outstanding as of September 17, 2003: 14,764,040

Explanatory Note:

We are amending the following items of our annual report on Form 10-K for the fiscal year ended June 30, 2003 on the pages attached hereto.

		Page

PART III
Item 10.	Directors and executive officers	3
Item 11.	Executive compensation	5
Item 12.	Security ownership of certain beneficial owners and management	10
Item 13.	Certain relationships and related transactions	12
PART IV
Item 15.	Exhibits, financial statement schedules and reports on Form 8-K	13
Signatures		14

PART III

Item 10 — DIRECTORS AND EXECUTIVE OFFICERS

      The following table provides certain information with respect to our executive officers and directors.

Name	Age	Position

Raymond C. Musci	42	Chief Executive Officer and Director (Class I expires 2004)
Anthony R. Williams	45	Vice Chairman of the Board (Class I expires 2004)
Stephen M. Ambler	44	Chief Financial Officer and Vice President of Finance
Yves Legris	35	Executive Vice President and General Manager
George M. Sundheim, III	50	Secretary
Robert T. Slezak(1)	46	Director (Class III expires 2003)
Anthony G. Williams(1)(2)	44	Director (Class III expires 2003)
Mark Dyne	42	Director (Class II expires 2005)
David E. Tobin(1)(2)	32	Director (Class II expires 2005)
Robert E. Lloyd	57	Director (Class II expires 2005)

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee.

      Raymond C. Musci is our company’s founder and has served as our Chief Executive Officer since May 2001 and a member of our Board of Directors since October 1999. Mr. Musci also served as our Chief Operating Officer and Co-Chairman of the Board from July 2000 to April 2001, as our President from October 1999 to January 2002 and as our Chief Financial Officer and Secretary from October 1999 to July 2000. From May 1996 through July 1999, Mr. Musci was President, Chief Executive Officer and a member of the board of directors of the US division of Infogrames Entertainment, S.A., a developer, publisher and distributor of interactive entertainment software. From September 1994 to July 1996, Mr. Musci served as a director of Ocean International, Ltd., the holding company of Ocean of America. From 1990 until its merger with Infogrames Entertainment (Paris Bourse:5257) in May 1996, Mr. Musci was co-founder, President, and Chief Operating Officer of Ocean of America, a private developer, publisher and distributor of interactive entertainment software. From October 1996 to the present, Mr. Musci has been a member of the board of directors of Brilliant Digital Entertainment, Inc., a developer, publisher and distributor of interactive entertainment software (AMEX:BDE), where he is a member of the audit and compensation committees. Mr. Musci earned a B.A. in Criminal Justice from Western New Mexico University.

      Anthony R. Williams has served as our Vice Chairman of the Board since May 2001 and our Co-Chairman of the Board from July 2000 to April 2001. Mr. Williams served as our Chief Executive Officer from July 2000 to May 2001 and our Chief Financial Officer from July 2000 to March 2001. From February 1998 to July 2000, Mr. Williams served as the Co-Chairman and Chief Operating Officer of Take-Two Interactive Software, Inc. (NASDAQ:TTWO), a developer, publisher and distributor of interactive entertainment software. From April 1988 to February 1998, Mr. Williams was employed in various executive positions at Acclaim Entertainment, Inc. Mr. Williams currently serves as a director of the Near East Foundation, a private, nonprofit development agency dedicated to assisting people in the Middle East and Africa. Mr. Williams earned a B.A. in Economics from Cambridge University. In 2000, Mr. Williams and the staff of the Securities and Exchange Commission, or SEC, agreed to settle a proposed administrative proceeding relating to a press release issued by Acclaim in October 1995. Under the settlement, Acclaim and Mr. Williams, without admitting or denying the findings and conclusions of the SEC, have agreed to cease and desist from future violations of Sections 10(b) and 13(b) of the Securities and Exchange Act of 1934, as amended.

      Stephen M. Ambler has served as our Chief Financial Officer and Vice President of Finance since April 2001. From April 1994 to March 2001, Mr. Ambler served in various executive capacities, including

Chief Financial Officer, Secretary and Senior Vice President Finance, at Insignia Solutions PLC (NASDAQ:INSG), a software developer. Mr. Ambler received his diploma in Accounting Studies, with distinction, from Oxford Polytechnic, and he is a member of the Institute of Chartered Accountants in England and Wales.

      Yves Legris has served as our Executive Vice President and General Manager since April 2002. From November 1994 through February 2002, Mr. Legris served in various capacities at Infogrames Entertainment, S.A., (Paris Bourse: 5257) a developer, publisher and distributor of interactive entertainment software, including Chief Operating Officer and Managing Director of Infogrames North America, its US division. Mr. Legris earned a B.A. in Business and Economics from the University of Toulouse and an M.B.A. from the Lyon Graduate School of Business.

      George M. Sundheim, III has served as our Secretary since July 2000, and from October 1999 to November 2002, he served as a member of our Board of Directors. From April 1986 until December 2001, Mr. Sundheim was a partner of the law firm of Doty Sundheim & Gilmore, a professional corporation, and since January 2002, he has served the same law firm as of counsel. Mr. Sundheim earned a B.A. in Economics from Stanford University and a J.D. from Northwestern University.

      Robert T. Slezak has served on our Board of Directors since June 2001. From November 1999 to the present, Mr. Slezak has worked as an independent management consultant, and from October 1989 through November 1999, Mr. Slezak served as the Chief Financial Officer of Ameritrade Holding Corporation, an online brokerage firm (NASDAQ:AMTD). Mr. Slezak earned a B.S. in Business Administration from the University of Nebraska at Omaha and an M.B.A. from Creighton University.

      Anthony G. Williams has served on our Board of Directors since April 2001. From July 2000 to the present, Dr. Williams has been pursuing independent investment opportunities and non-commercial activities. From November 1994 to July 2000, Dr. Williams served in various Director positions as a partner at Goldman Sachs & Co., London, including Global Co-Head Swaps, Global Head of FICC Risk, and Global Head of Fixed Income Arbitrage. Dr. Williams earned a B.A., M.A., and Ph.D. in Physics from Cambridge University.

      Mark Dyne has served on our Board of Directors since July 2000. From October 1996 to the present, Mr. Dyne has served as Chairman of the Board at Brilliant Digital Entertainment, Inc. From September 1997 to the present, Mr. Dyne has also served as the Chairman of the Board of Tag-It Pacific, Inc. (AMEX:TAG), a specialty printing and packaging company for the garment, accessories and related market areas. Additionally, from October 1998 though January 2000, Mr. Dyne was Chairman and Chief Executive Officer of Virgin Interactive Entertainment Ltd., a distributor of software programs and video games in London, England. From June 1993 to October 1996, Mr. Dyne served as Co-Chief Executive Officer of Sega Enterprises, a theme park developer. Mr. Dyne is a founder and a director of Ozisoft Pty Ltd., a leading distributor of entertainment software in Australia and New Zealand. Mr. Dyne attended the University of California, Los Angeles.

      David E. Tobin has served on our Board of Directors since December 2000. From April 1996 to the present, Mr. Tobin has served as a Vice President at PAR Capital Management, Inc., an investment management firm in Boston, MA. Pursuant to the Series B Preferred Stock Purchase Agreement dated December 28, 2000, Mr. Tobin is the designee of PAR Capital Management, Inc. elected to the Company’s Board of Directors and appointed to its Compensation Committee. Mr. Tobin earned a B.A. in Finance from Saint Anselm College.

      Robert E. Lloyd has served on our Board of Directors since November 2002 and previously served as a member of our Board of Directors from July 2000 to April 2001. From July 1998 to the present, Mr. Lloyd has served as a consultant and advisor to the Board of Directors of Nintendo of America, and he currently serves as Chairman of the V Foundation for Cancer Research. From 1995 to 1997, Mr. Lloyd served as non-executive Chairman of the Board of Mindscape, a developer and publisher of entertainment, educational and reference consumer software for personal computers, and from 1990 to 1994, he served as the Chairman and Chief Executive Officer of Mindscape. Mr. Lloyd earned a B.A. in Economics from Rutgers University and an M.B.A. from Pepperdine University.

      No family relationships exist between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Act of 1934, as amended requires our officers, directors and persons who own more than 10% of a registered class of our securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our securities. Officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission’s regulations to furnish us with copies of all filed Section 16(a) forms.

      Based solely on our review of the copies of such reports furnished to us, we believe that all officers, directors and greater than 10% stockholders complied with the filing requirements of Section 16(a) for the fiscal year ended June 30, 2003.

Item 11 — EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer and each of our other executive officers and former executive who served during the fiscal year ended June 30, 2003, and whose annual salary and bonus during the fiscal years ended June 30, 2001, 2002 and 2003 exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

							Long-Term
							Compensation

		Annual Compensation					Awards

							Securities
					Other Annual		Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)		Compensation($)		Options(#)	Compensation($)

Raymond C. Musci(1)	2003	159,375	—		—		116,978	25,630	(7)
Chief Executive Officer	2002	225,000	—		—		—	24,952	(7)
	2001	225,000	—		—		—	17,959	(7)
Stephen M. Ambler(2)	2003	176,000	35,012		—		58,000	28,374	(8)
Chief Financial Officer	2002	176,000	—		—		14,981	31,464	(8)
	2001	40,000	—		—		59,925	1,587	(8)
Yves Legris(3)	2003	215,000	37,895		29,026	(6)	56,667	26,893	(9)
Executive Vice President	2002	71,123	66,667	(5)	10,000	(6)	150,000	5,045	(9)
and General Manager
Bernard Stolar(4)	2003	159,375	—		—		120,000	31,289	(10)
Chief Operating Officer	2002	101,538	—		—		250,000	4,856	(10)
and President

(1)	Mr. Musci previously served as our President, Chief Operating Officer, Chief Financial Officer and Secretary.

(2)	Mr. Ambler joined our company in April 2001.

(3)	Mr. Legris joined our company in April 2002.

(4)	Mr. Stolar joined our company in January 2002 and left us in March 2003.

(5)	Represents a signing bonus upon commencement of employment with our company.

(6)	Represents a car allowance of $11,638 and $4,000 for 2003 and 2002, respectively, and an education allowance of $17,388 and $6,000 for 2003 and 2002, respectively.

(7)	Represents health and life insurance payments of $18,849, $14,452 and $9,521 for 2003, 2002 and 2001, respectively, and contributions of $6,781, $10,500 and $8,438 by our company under our 401(k) Plan for 2003, 2002 and 2001, respectively.

(8)	Represents health and life insurance payments of $14,374, $11,964 and $1,587 for 2003, 2002 and 2001, respectively, and contributions of $14,000 and $19,500 by our company under our 401(k) Plan for 2003 and 2002 respectively.

(9)	Represents health and life insurance payments of $12,546 and $1,839 for 2003 and 2002, respectively, contributions of $11,496 and $3,206 by our company under our 401(k) Plan for 2003 and 2002, respectively, and personal airfares paid of $2,851 for 2003.

(10)	Represents health and life insurance payments of $10,289 and $4,856 for 2003 and 2002, respectively, and contributions of $21,000 and $3,206 by our company under our 401(k) Plan for 2003 and 2002, respectively.

Employment Agreements

      In October 1999, we entered into a two-year employment agreement with Raymond C. Musci, our Chief Executive Officer, which was automatically renewed in October 2001 for an additional one-year term as set forth below and was amended to reflect his current position within our company effective June 2001. Mr. Musci is entitled to an annual base salary of $225,000 and is eligible for any bonus program or plan established for our employees. The employment agreement entitles Mr. Musci to receive stock options or other equity rights to be determined at the sole discretion of our Compensation Committee and to receive certain insurance and other employee plans and benefits established for our employees. If the employment agreement is terminated for any reason, except for disability or cause, or if Mr. Musci resigns for good cause, he shall receive severance in an amount equal to 24 months of his then-current base salary, with 50% payable within 60 days of the termination date and 50% payable as salary continuing for 12 months following the termination date. In addition, he will receive 12 months of insurance coverage following the termination date. The employment agreement of Mr. Musci automatically renews for additional one-year terms if notice is not provided 60 days before the termination of the original term or each successive term of renewal.

      In November 2002, the agreement was amended whereby Mr. Musci’s annual base salary was reduced by 50% for the period between December 1, 2002 and June 30, 2003. In consideration for this reduction, Mr. Musci was granted an option to purchase 116,978 shares of our Common Stock at an exercise price of $0.561. The options fully vested on July 1, 2003.

      In March 2002, we entered into a three-year employment agreement with Yves Legris, our Executive Vice President and General Manager, which will automatically renew for additional one-year terms if notice is not provided 60 days before the termination of the original term or each successive term of renewal. Under the agreement, Mr. Legris is entitled to an annual base salary of $215,000 until June 30, 2003 and $265,000 thereafter. The salary may be increased each year at the sole discretion of our Compensation Committee subject to a minimum increase of six percent per annum. Mr. Legris is also entitled under the agreement to a one time signing bonus of $66,667 upon joining our company, a car and education allowance of $2,500 per month, and may participate in any bonus program or plan established for our employees. In addition, under the agreement, Mr. Legris was granted an option to purchase 150,000 shares of our Common Stock at an exercise price of $2.01, vesting over three years. The employment agreement entitles Mr. Legris to receive more stock options or other equity rights to be determined at the sole discretion of our Compensation Committee and to receive certain insurance and other employee plans and benefits established for our employees. If the employment agreement of Mr. Legris is terminated for any reason, except for disability or cause, or if Mr. Legris resigns for good cause, he shall receive severance in an amount equal to 12 months of his then-current base salary, with 50% payable within 60 days of the termination date and 50% payable as salary continuing for 12 months following the termination date. In addition, Mr. Legris will receive 12 months of insurance coverage following the termination date.

      In January 2003, we sent Stephen M. Ambler, our Chief Financial Officer and Vice President of Finance, a letter advising him that we will extend a separation payment of 12 months salary to him if his employment with us is terminated due to the sale of our company.

      In January 2002, we entered into a two-year employment agreement with Bernard Stolar, our former Chief Operating Officer and President. Under the agreement, Mr. Stolar was entitled to an annual base salary of $225,000, was eligible for any bonus program or plan established for our employees, and was granted an option to purchase 250,000 shares of our Common Stock at an exercise price of $3.25, vesting over three years. The employment agreement entitled Mr. Stolar to receive more stock options or other equity rights as determined by the sole discretion of our Compensation Committee and to receive certain insurance and other employee plans and benefits established for our employees. Mr Stolar resigned in March 2003. Under a separation agreement between Mr. Stolar and our company, we agreed to accelerate the vesting of all options to purchase our Common Stock previously granted to Mr. Stolar, and to extend the period in which he could exercise these options to December 14, 2003.

      Compensation for Robert W. Holmes, Jr., our former Chairman of the Board, and Anthony R. Williams, our Vice Chairman of the Board is set forth under “Executive Compensation — Compensation of Directors — Employee Directors.”

      The employment agreements and directors agreements that we have entered into with our officers and directors, respectively, contain provisions specifying that we will indemnify and defend our officers and directors against any liability incurred in performance of services in their capacity as officers and directors to the fullest extent authorized by our certificate of incorporation, bylaws and applicable law.

Options Granted in the Fiscal Year Ended June 30, 2003

      The following table sets forth information regarding options granted to the Named Executive Officers during the fiscal year ended June 30, 2003. The total number of options granted to our employees (not including 18,800 shares underlying options granted to non-employee directors) during the fiscal year ended June 30, 2002 was 1,041,760. The exercise price per share of options granted represents the fair market value of the underlying shares of our Common Stock on the date the options were granted. The stock options expire ten years from the date of grant or earlier upon termination of employment. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of compounded share price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. These gains do not represent our estimate or projection of the future price of our Common Stock. Actual gains, if any, on option exercises depend upon the future performance of our Common Stock.

						Potential Realizable
	Individual Grants					Value at Assumed
						Annual Rates of
	Number of					Stock Price
	Securities		Percent of			Appreciation for
	Underlying		Total Options	Exercise or		Option Term
	Options		Granted to	Base Price	Expiration
Name	Granted(#)		Employees(%)	($/Share)	Date	5%($)	10%($)

Raymond C. Musci	116,978	(1)	8.0	0.561	12/2/12	41,271	104,589
Stephen M. Ambler	8,000	(2)	0.5	1.40	9/12/12	7,044	17,850
Stephen M. Ambler	50,000	(2)	3.4	0.51	12/2/12	16,037	40,640
Yves Legris	6,667	(2)	0.5	1.40	9/12/12	5,870	14,876
Yves Legris	50,000	(2)	3.4	0.50	12/13/12	15,722	39,844
Bernard Stolar	50,000	(3)	3.4	1.40	9/12/12	44,023	111,562
Bernard Stolar	70,000	(3)	4.8	0.50	12/13/12	22,011	55,781

(1)	Options vested and became exercisable on July 1, 2003.

(2)	Options vest and become exercisable at the rate of 25% on the first anniversary of the date of the grant, and 2.083% per month upon each complete month of service over the following three years thereafter, and are subject to accelerated vesting upon a change in control of our company or termination of services by us without cause.

(3)	Under the terms of the grant, options vested and became exercisable at the rate of 25% on the first anniversary of the date of the grant, and 2.083% per month upon each complete month of service over the following three years thereafter, and were subject to accelerated vesting upon a change in control of our company, or termination of services by us without cause. Under a separation agreement between Mr. Stolar and our company entered into in March 2003, we agreed to the immediate vesting of the options and extended the exercise period to December 14, 2003.

Aggregated Option Exercises in the Fiscal Year Ended June 30, 2003 and 2003 Fiscal Year-End
Option Values

      The following table sets forth the outstanding stock options of the Named Executive Officers as of June 30, 2003. None of the Named Executive Officers exercised stock options in the fiscal year ended June 30, 2003. The value of the unexercised “in-the-money” options is based on the fair market value of $0.466 as of June 30, 2003, minus the exercise price, multiplied by the numbers of shares underlying the option.

	2003 Fiscal Year-End Option Values

	Number of Securities Underlying		Value of Unexercised In-The-Money
	Unexercised Options at June 30, 2003		Options at June 30, 2003

Name	Exercisable(#)	Unexercisable(#)	Exercisable($)	Unexercisable($)

Raymond C. Musci	—	116,978	—	—
Stephen M. Ambler	39,325	93,581	—	—
Yves Legris	50,000	156,667	—	—
Bernard Stolar	370,000	—	—	—

Compensation Of Directors

      Non-Employee Directors. We pay our non-employee directors annual compensation of $10,000 for serving on our Board of Directors and for attendance at meetings of our Board of Directors and our committees of the Board of Directors on which they serve. Our non-employee directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attending any Board of Director or committee meetings. Our non-employee directors are eligible to receive, from time to time, grants of options to purchase shares of our Common Stock and direct stock issuances of our Common Stock under our 2000 Stock Incentive Plan as determined by our Board of Directors. During the fiscal year ended June 30, 2003, options to purchase a total of 135,000 shares of our Common Stock were granted to our non-employee directors as follows:

	Number	Exercise
Name	of Shares	Price	Date of Grant

Robert T. Slezak	15,000	$1.40	September 12, 2002
Robert T. Slezak	15,000	$0.51	December 2, 2002
Anthony G. Williams	10,000	$1.40	September 12, 2002
Anthony G. Williams	10,000	$0.51	December 2, 2002
Mark Dyne	15,000	$1.40	September 12, 2002
Mark Dyne	10,000	$0.51	December 2, 2002
David E. Tobin	10,000	$1.40	September 12, 2002
David E. Tobin	10,000	$0.51	December 2, 2002
Robert E. Lloyd	10,000	$0.51	December 2, 2002
Steven J. Massarsky(1)	15,000	$1.40	September 12, 2002
Steven J. Massarsky(1)	15,000	$0.51	December 2, 2002

(1)	Mr. Massarsky resigned as a director of the Company on August 14, 2003.

      Employee Directors. As of June 30, 2003, Raymond C. Musci was the only executive officer serving on our Board of Directors, and Robert W. Holmes, Jr. and Anthony R. Williams were the only non-executive employee directors serving on our Board of Directors. Mr. Holmes resigned as our Chairman of the Board and as a director on August 14, 2003. George M. Sundheim, III served as an executive officer on our Board of

Directors until November 13, 2002, when he did not seek re-election as a Class II director. Mr. Sundheim serves as our Secretary. For the fiscal year ended June 30, 2003, Mr. Sundheim was paid director fees totaling $3,750. Mr. Musci was not paid any director’s fees. Compensation for Messrs. Holmes and Williams is set forth below. Compensation for Raymond C. Musci, our Chief Executive Officer, is set forth under “Executive Compensation — Employment Agreements.”

      Our employee directors are eligible to receive, from time to time, grants of options to purchase shares of our Common Stock and direct stock issuances under our 2000 Stock Incentive Plan as determined by our Board of Directors. During the fiscal year ended June 30, 2003, options to purchase 416,145 shares of our Common Stock were granted to our employee directors as follows:

	Number	Exercise
Name	of Shares	Price	Date of Grant

Raymond C. Musci	116,978	$0.561	December 2, 2002
Anthony R. Williams	116,978	$0.561	December 2, 2002
Robert W. Holmes, Jr.(1)	115,000	$1.40	September 12, 2002
Robert W. Holmes, Jr.(1)	57,189	$0.51	December 2, 2002
George M. Sundheim, III	10,000	$1.40	September 12, 2002

(1)	Mr. Holmes resigned as our Chairman of the Board and as a director of our company on August 14, 2003.

      In July 2000, we entered into a two-year employment agreement with Anthony R. Williams to serve as our Chief Executive Officer, which was amended to reflect his change in position within our company to the non-executive employee director position of Vice Chairman of the Board effective June 2001. Mr. Williams is entitled to an annual base salary of $225,000 and is eligible for any bonus program or plan established for our employees. The employment agreement entitles Mr. Williams to receive stock options or other equity rights to be determined at the sole discretion of our Compensation Committee and to receive certain insurance and other employee benefits established for our employees. If the employment agreement is terminated for any reason, except for disability or cause, or if Mr. Williams resigns for good cause, he shall receive severance in an amount equal to 24 months of his then-current base salary, with 50% payable within 60 days of the termination date and 50% payable as salary continuing for 12 months following the termination date. In addition, he will receive 12 months of insurance coverage following the termination date. The employment agreement of Mr. Williams automatically renews for additional one-year terms if notice is not provided 60 days before the termination of the original term or each successive term of renewal.

      In November 2002, the agreement was amended whereby Mr. Williams’ annual base salary was reduced by 50% for the period between December 1, 2002 and June 30, 2003. In consideration for this reduction, Mr. Williams was granted an option to purchase 116,978 shares of our Common Stock at an exercise price of $0.561. The options fully vested on July 1, 2003.

      In June 2001, we entered into an agreement with Robert W. Holmes, Jr., to act as our Chairman of the Board, which is a non-executive employee director position within our company. Pursuant to the terms of the agreement, Mr. Holmes received compensation of $100,000 per year, and was issued stock options to purchase 47,000 shares of our Common Stock at an exercise price of $4.79 per share and 47,000 shares of our Common Stock at an exercise price of $8.00 per share, all of which were fully vested.

      Mr. Holmes was granted an option to purchase 115,000 shares of our Common Stock at an exercise price of $1.40 in September 2002. The vesting terms of this option grant was 25% on the anniversary of the grant, and 2.083% for each complete month of service thereafter over the next three years.

      In November 2002, the agreement was amended whereby Mr. Holmes’ annual compensation was reduced by 50% for the period between December 1, 2002 and June 30, 2003. In consideration for this reduction, Mr. Holmes was granted an option to purchase 57,189 shares of our Common Stock at an exercise price of $0.51. The options fully vested on July 1, 2003.

      Mr. Holmes resigned as our Chairman of the Board and as a director of our company on August 14, 2003. Our Board of Directors agreed to accelerate vesting on all options to purchase our Common Stock previously granted to Mr. Holmes, and to extend the period in which he could exercise these options to February 14, 2004.

Compensation Committee Interlocks and Insider Participation

      Our Compensation Committee consists of David E. Tobin and Anthony G. Williams. Steven J. Massarsky served on the Committee until his resignation as a director on August 14, 2003. None of our executive officers serves on the board of directors or on the compensation committee of any other entity that has officers who serve on our Board of Directors or on our Compensation Committee, except for Raymond C. Musci who serves on the board of directors and compensation committee of Brilliant Digital Entertainment, Inc., a company of which Mark Dyne is the Chairman of the Board.

Item 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of October 6, 2003 by (i) each of our directors, (ii) each of our Named Executive Officers, (iii) each person known to us to be a beneficial owner of more than 5% of our Common Stock and (iv) all of our directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of our Common Stock subject to options or warrants held by that person that are currently exercisable or become exercisable within 60 days of October 6, 2003 are included. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Each stockholder’s percentage of ownership in the following table is based upon 16,672,928 shares of our Common Stock outstanding as of October 6, 2003. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o: BAM! Entertainment, Inc., 333 West Santa Clara Street, Suite 716, San Jose, California 95113.

	Number of Shares	Percentage of Shares
Name of Beneficial Owner(11)(12)(13)	Beneficially Owned	Beneficially Owned

Raymond C. Musci(1)	3,226,942	19.2%
Anthony R. Williams(2)	2,431,859	14.5
PAR Investment Partners, L.P.(3)	1,505,802	9.0
David E. Tobin
One International Place, Suite 2401
Boston, MA 02110
Bernard Stolar(4)	250,000	1.5
Mark Dyne(5)	153,243	*
Stephen M. Ambler(6)	68,422	*
Anthony G. Williams(7)	52,167	*
Yves Legris(8)	51,945	*
George M. Sundheim, III(8)	50,100	*
Robert E. Lloyd(9)	48,325	*
Robert T. Slezak(10)	22,875	*
All directors and executive officers as a group (10 persons)(1-3, 5-10)	7,611,680	44.3%

*	Less than 1%.

(1)	Includes 116,978 options currently exercisable or exercisable within 60 days.

(2)	Includes 116,978 options currently exercisable or exercisable within 60 days. Also includes 2,205,362 shares of Common Stock held in an irrevocable trust administered by Breams Trustees Limited. Although Breams Trustees Limited has the power to dispose of trust property, Mr. Williams has the right to appoint new or additional trustees and to require any trustee to resign. Mr. Williams disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares.

(3)	PAR Group, L.P. is a Delaware limited partnership and the sole general partner of PAR Investment Partners, L.P. PAR Capital Management, Inc. is a Delaware S corporation and the sole general partner of PAR Group, L.P. Messrs. Paul A. Reeder, III, Frederick S. Downs, Jr., Arthur G. Epker, III and Edward L. Shapiro are deemed to be controlling shareholders of PAR Capital Management, Inc. and exercise voting and/or dispositive power over PAR Investment Partners, L.P. Mr. Tobin is a Vice President of PAR Capital Management, Inc. and disclaims beneficial ownership of the shares held by this entity except to the extent of his pecuniary interest in the shares. Also, includes 15,992 options to Mr. Tobin currently exercisable or exercisable within 60 days.

(4)	Represents options currently exercisable.

(5)	Includes 63,667 options currently exercisable or exercisable within 60 days. Excludes 206,211 shares of Common Stock held by Selected Ventures, LLC which is 25% owned by Mr. Dyne, and as to which he disclaims beneficial ownership.

(6)	Includes 63,210 options currently exercisable or exercisable within 60 days.

(7)	Includes 17,167 options currently exercisable or exercisable within 60 days.

(8)	Represents options currently exercisable or exercisable within 60 days.

(9)	Includes 2,500 options currently exercisable or exercisable within 60 days. Also includes 45,825 shares of Common Stock that Mr. Lloyd is deemed to beneficially own as a trustee of the Lloyd Living Trust. Kay Lloyd, Robert E. Lloyd’s wife, is also a trustee of the Lloyd Living Trust and is also deemed to beneficially own all shares held by the Lloyd Living Trust.

(10)	Includes 19,875 options currently exercisable or exercisable within 60 days.

(11)	Vertical Ventures LLC holds (a) 789,584 shares of our Common Stock, (b) warrants to purchase up to 710,625 shares of our Common Stock and (c) additional investment rights to purchase up to 474,443 additional shares of our Common Stock and warrants to purchase up to 426,999 additional shares of our Common Stock. Further to the terms of the warrants, the additional investment rights and the warrants comprising a portion of the additional investment rights held by Vertical Ventures LLC, the warrants and the additional investment rights are not exercisable to the extent that (a) the number of shares of our Common Stock held by Vertical Ventures LLC and (b) the number of shares of our Common Stock issuable upon exercise of the warrants, the additional investment rights and the warrants comprising a portion of the additional investment rights would result in beneficial ownership by Vertical Ventures LLC of more than 4.99% of our outstanding shares of Common Stock (“Vertical’s Maximum Percentage”). By written notice to us, Vertical Ventures LLC may waive these provisions, or increase or decrease Vertical’s Maximum Percentage, but any such waiver or increase will not be effective until the 61st day after such notice is delivered to us (any such waiver of increase or decrease will apply only to Vertical Ventures LLC and not to any other holder of warrants, additional investment rights or warrants comprising a portion of the additional investment rights). Vertical Ventures LLC beneficially owns 834,205 shares of our Common Stock, including 44,621 shares underlying warrants that are currently exercisable or exercisable within 60 days.

(12)	Crescent International LTD holds (a) 328,125 shares of our Common Stock, (b) warrants to purchase up to 295,313 shares of our Common Stock and (c) additional investment rights to purchase up to 197,163 additional shares of our Common Stock and warrants to purchase up to 177,447 additional shares of our Common Stock. Further to the terms of the warrants, the additional investment rights and the warrants comprising a portion of the additional investment rights held by Crescent International LTD, the warrants and the additional investment rights are not exercisable to the extent that (a) the number of shares of our Common Stock held by Crescent International LTD and (b) the number of shares of our Common Stock issuable upon exercise of the warrants, the additional investment rights and the warrants comprising a portion of the additional investment rights would result in beneficial ownership by Crescent International LTD of more than 4.99% of our outstanding shares of Common Stock (“Crescent’s Maximum Percentage”). By written notice to us, Crescent International LTD may waive these provisions, or increase or decrease Crescent’s Maximum Percentage, but any such waiver or increase will not be effective until the 61st day after such notice is delivered to us (any such waiver of increase or decrease will apply only to Crescent International LTD and not to any other holder of warrants, additional investment rights or warrants comprising a portion of the additional investment rights). Crescent International LTD beneficially owns 858,441 shares of our Common Stock, including 530,316 shares underlying warrants that are currently exercisable or exercisable within 60 days.

(13)	OTAPE Investments LLC holds (a) 296,662 shares of our Common Stock, (b) warrants to purchase up to 266,995 shares of our Common Stock and (c) additional investment rights to purchase up to 178,259 additional shares of our Common Stock and warrants to purchase up to 160,433 additional shares of our Common Stock. Further to the terms of the warrants, the additional investment rights and the warrants comprising a portion of the additional investment rights held by OTAPE Investments LLC, the warrants and the additional investment rights are not exercisable to the extent that (a) the number of shares of our Common Stock held by OTAPE Investments LLC and (b) the number of shares of our Common Stock issuable upon exercise of the warrants, the additional investment rights and the warrants comprising a portion of the additional investment rights would result in beneficial ownership by OTAPE Investments LLC of more than 4.99% of our outstanding shares of Common Stock (“OTAPE’s Maximum Percentage”). By written notice to us, OTAPE Investments LLC may waive these provisions, or increase or decrease OTAPE’s Maximum Percentage, but any such waiver or increase will not be effective until the 61st day after such notice is delivered to us (any such waiver of increase or decrease will apply only to OTAPE Investments LLC and not to any other holder of warrants, additional investment rights or warrants comprising a portion of the additional investment rights). OTAPE Investments LLC beneficially owns 860,094 shares of our Common Stock, including 563,432 shares underlying warrants that are currently exercisable or exercisable within 60 days.

Item 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to a license agreement with Franchise Films, we are obligated to issue 68,738 shares of our Common Stock after the release of any film for which we elect to produce interactive entertainment software products. This agreement covers up to 10 films, or 687,375 shares of our Common Stock. To date, we have elected to produce titles for three films and have issued 137,475 shares of our Common Stock under this agreement to Franchise Films. In May 2001, Franchise Films and its president assigned 68,738 shares of our Common Stock, 21,937 shares of our Series A Preferred Stock (which subsequently were converted into 103,104 shares of our Common Stock) and the right to be issued up to 618,637 shares of our Common Stock to Selected Ventures, LLC, a Delaware limited liability company. In August 2002, the assignment of such right to Selected Ventures, LLC was revoked. Mark Dyne, who is a member of our Board of Directors, owns 25% of Selected Ventures, LLC.

      In August 2003, we entered into a promissory note with Anthony R. Williams pursuant to which Mr. Williams loaned us $250,000. The note, which bears interest at 6% per annum is due on or prior to October 31, 2003.

      Since January 2002, George M. Sundheim, III, who is our Secretary and was a member of our Board of Directors until November 13, 2002, has served as of counsel at the law firm of Doty, Sundheim & Gilmore, a professional corporation, which provides legal services to us, and from April 1986 to December 2001, he was a partner of the same law firm. We incurred legal fees payable to Doty, Sundheim & Gilmore of $56,000 for the year ended June 30, 2003, $290,000 for the year ended June 30, 2002, $195,000 for the year ended June 30, 2001 and $9,000 for the period from our inception through June 30, 2000.

      We have entered into employment agreements with certain of our executive officers and certain non-executive employee directors. See “Executive Compensation — Employments Agreements” and “Executive Compensation — Compensation of Directors — Employee Directors,” respectively.

      We believe that all of the foregoing transactions were on terms no less favorable than those that could have been received from unrelated third parties.

PART IV

Item 15 — EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

      (c) Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused amendment no. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on October 27, 2003.

BAM! ENTERTAINMENT, INC.

By:	/s/ RAYMOND C. MUSCI _____________________________________ Raymond C. Musci

Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, amendment no. 1 to this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND C. MUSCI Raymond C. Musci	Chief Executive Officer, and Director (Principal Executive Officer)	October 27, 2003

/s/ ANTHONY R. WILLIAMS Anthony R. Williams	Vice Chairman of the Board	October 27, 2003

/s/ STEPHEN M. AMBLER Stephen M. Ambler	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	October 27, 2003

/s/ ROBERT E. LLOYD Robert E. Lloyd	Director	October 27, 2003

Mark Dyne	Director

/s/ DAVID E. TOBIN David E. Tobin	Director	October 27, 2003

/s/ ANTHONY G. WILLIAMS Anthony G. Williams	Director	October 27, 2003

/s/ ROBERT T. SLEZAK Robert T. Slezak	Director	October 27, 2003