Form 10-Q
period 2003-09-30
BAM ENTERTAINMENT INC
filed 2003-11-14
CIK 1132809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 13, 2003:
16,775,388

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$617	$1,068
Accounts receivable, net of allowance of $2,392 as of September 30, 2003 and $2,722 as of June 30, 2003	557	539
Inventories	734	961
Prepaid royalties	993	1,067
Prepaid expenses and other	2,535	1,036

Total current assets	5,436	4,671
Capitalized software and licensed assets, net	4,852	4,138
Property and equipment, net	502	597
Long-term receivable, net of allowance of $1,627 as of September 30, 2003 and $1,627 as of June 30, 2003	—	—
Other assets	104	54

Total assets	$10,894	$9,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$3,726	$3,199
Short-term borrowings	1,745	—
Royalties payable	624	1,242
Loan from director	250	—
Obligations under capital leases — short-term portion	27	27
Accrued compensation and related benefits	652	785
Accrued software costs	368	128
Accrued expenses — other	1,327	793

Total current liabilities	8,719	6,174
Obligations under capital leases — long-term portion	19	26
Funds held in escrow for a future stockholder investment	503	—
Stockholders’ equity:
Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 14,814,040 and 14,678,290 as of September 30, 2003 and June 30, 2003, respectively	15	15
Additional paid-in capital	63,049	62,986
Deferred stock compensation	(125)	(245)
Accumulated deficit	(61,476)	(59,811)
Accumulated other comprehensive income	190	315

Total stockholders’ equity	1,653	3,260

Total liabilities and stockholders’ equity	$10,894	$9,460

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT,
INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	September 30,

	2003	2002

Net revenues	$1,363	$8,740
Costs and expenses:
Cost of revenues
Cost of goods sold	633	4,437
Royalties, software costs, and license costs	681	4,196
Project abandonment costs	105	1,927

Total cost of revenues	1,419	10,560
Research and development (exclusive of amortization of deferred stock compensation)	538	1,293
Sales and marketing (exclusive of amortization of deferred stock compensation)	182	2,860
General and administrative (exclusive of amortization of deferred stock compensation)	1,260	2,040
Amortization of deferred stock compensation*	73	161
Litigation settlement	(650)	—
Restructuring costs	176	—

Total costs and expenses	2,998	16,914

Loss from operations	(1,635)	(8,174)
Interest income	1	64
Interest expense	(28)	(268)
Other expense	(3)	(43)

Net loss	$(1,665)	$(8,421)

Net loss per share:
Basic and diluted	$(0.11)	$(0.58)

Shares used in computation:
Basic and diluted	14,723	14,595

*Amortization of deferred stock compensation:
Research and development	$1	$13
Sales and marketing	1	9
General and administrative	71	139

Total amortization of deferred stock compensation	$73	$161

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,665)	$(8,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	862	6,101
Provision for bad debts, sales returns, price protection and cooperative advertising	254	2,662
Consulting services performed in exchange for stock options	—	6
Other	—	38
Changes in operating assets and liabilities:
Accounts receivable	(277)	1,463
Inventories	240	(689)
Prepaid expenses and other	(1,495)	982
Prepaid royalties	(7)	(98)
Capitalized software costs and licensed assets	(1,404)	(6,087)
Other assets — long-term royalties	—	(1)
Accounts payable — trade	479	1,819
Royalties payable	(622)	52
Accrued compensation and related benefits	(133)	40
Accrued software costs	240	(794)
Accrued expenses — other	527	675

Net cash used in operating activities	(3,001)	(2,252)

Cash flows from investing activities:
Purchase of property and equipment	(4)	(236)
Proceeds from sale of short-term investments	—	1,351

Net cash provided by (used in) investing activities:	(4)	1,115

Cash flows from financing activities:
Advances under short-term borrowings	1,745	1,262
Loan from director	250	—
Repayments of short-term borrowings	—	(2,621)
Payments under capital leases	(7)	—
Funds held in escrow for a future stockholder investment	503	—
Prepaid share issuance expenses	(50)	—
Net proceeds from exercise of stock options	110	—
Net proceeds from issuance of stock under employee stock purchase plan	—	27

Net cash provided by (used in) financing activities	2,551	(1,332)

Net decrease in cash and cash equivalents	(454)	(2,469)
Net effect on cash and cash equivalents from change in exchange rates	3	(46)
Cash and cash equivalents, beginning of period	1,068	4,726

Cash and cash equivalents, end of period	$617	$2,211

Supplementary disclosure of cash flow information:
Cash paid for interest	$28	$268

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

These condensed consolidated financial statements include the accounts of Bam! Entertainment, Inc. (“Bam” or “the Company”), located in San Jose, California, and its wholly owned subsidiaries, located in the United Kingdom. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements.

The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on June 30, 2004.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2003, together with management’s discussion and analysis of financial condition and results of operations, contained in Bam’s 2003 Annual Report and Form 10-K.

Going Concern and Liquidity Uncertainties - These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these condensed consolidated financial statements, during the three months ended September 30, 2003, Bam used cash in operating activities of $3.0 million and incurred a net loss of $1.7 million. As of September 30, 2003, Bam had cash and cash equivalents of $617,000 and its accumulated deficit was $61.5 million. These factors, among others, raise substantial doubt about Bam’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should Bam be unable to continue as a going concern.

During the year ended June 30, 2003, Bam undertook measures to reduce spending and restructured its operations. In February 2003 Bam retained, through July 31, 2003, the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist it in reviewing a range of potential strategic alternatives. No transactions arose from this assistance or were consummated during this period.

In October 2003, Bam completed the sale of 1,850,000 shares of its common stock and warrants to purchase another 1,665,000 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are exercisable at $1.87 per share. The placement agents were issued warrants (“placement agent warrants”) to purchase 277,500 shares of Bam’s common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision. Bam also granted the investors additional investment rights to purchase an additional 1,111,625 shares of its common stock and warrants to purchase another 1,000,462 shares of its common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.96 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.87 and (ii) the lesser of (x) the closing bid price of Bam’s common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of our common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. The additional investment rights are exercisable until 45 business days after the effectiveness of a registration statement covering the shares and warrants sold.

Bam needs to raise additional funds. These funds may come from either one or a combination of additional financings, exercise of outstanding warrants and additional investment rights, mergers or acquisitions, or otherwise obtain capital via sale or license of certain of its assets, in order to satisfy its future liquidity requirements. Current market conditions present uncertainty as to Bam’s ability to secure additional financing or effectuate any merger or acquisition, as well as Bam’s ability to reach profitability. There can be no assurances that Bam will be able to secure additional financing or effectuate any such merger or acquisition, or obtain favorable terms on such financing if it is available, or as to Bam’s ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about Bam’s ability to implement its operating plan and Bam may have to further reduce the scope of its planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy Bam’s liquidity requirements, Bam will not have sufficient resources to continue operations for the next six months.

As of September 30, 2003, Bam had $4.9 million of capitalized development costs and licensed assets, and $993,000 of prepaid royalties. Should Bam not be able to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of development projects in progress might have to be abandoned and the related costs would have to be written off.

Stock-Based Compensation — Bam accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and to nonemployees using the fair value method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure requires disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Bam adopted SFAS No. 148 on January 1, 2003.

Since Bam continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) as if Bam had adopted the fair value method. Under APB No. 25, stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of Bam’s stock and the exercise price. Unearned compensation is amortized using the multiple option award valuation and amortization approach method and expensed over the vesting period of the respective options.

The following table illustrates the effect on net loss and net loss per share if Bam had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period (in thousands):

	Three months ended
	September 30,

	2003	2002

Net loss attributable to common stockholders	$(1,665)	$(8,421)
Add: Stock-based employee compensation expense included in net loss	73	161
Less: Stock-based employee compensation expense under the fair value method for stock option awards	(223)	(480)
Less: Stock-based employee compensation expense under the fair value method for purchases of stock under the employee stock purchase plan	—	(24)

Pro forma net loss	$(1,815)	$(8,764)

Basic and diluted net loss per share — as reported	$(0.11)	$(0.58)

Basic and diluted net loss per share — pro forma	$(0.12)	$(0.60)

2. RESTRUCTURING COSTS

Bam accounts for restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For restructuring actions initiated prior to January 1, 2003 Bam accounts for restructuring costs in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring).

In November 2002, Bam initiated a restructuring of its operations, and accounted for in accordance with EITF 94-3. As part of the restructuring, Bam reduced its headcount across all departments, by a total of 30 employees, and certain members of the Company’s management also agreed to a reduction of salary for the period December 2002 through June 2003. As compensation for the reduction, those members of management taking the salary reduction were granted stock options in the Company. Bam also transferred, under UK law, an additional 12 product development employees to VIS Entertainment plc upon the sale of its London based studio in January 2003, and granted VIS a sublease to its London premises through June 2007. VIS had an option to terminate the tenancy of the sublease upon the later of November 30, 2003 and the determination of a porting contract between Bam and VIS. In October 2003, VIS notified Bam that they were terminating the sublease effective November 30, 2003. Bam is considering negotiating an early termination of the lease with its landlord.

Restructuring costs for the three months ended September 30, 2003 comprise the estimated costs to Bam of an early termination of its lease of its former London premises, and are as follows (in thousands):

Three months ended
September 30, 2003

Restructuring costs
	Restructuring costs	expensed in the	Restructuring costs	Restructuring costs
	unpaid as of June	three months ended	paid as of	unpaid as of
	30, 2003	September 30, 2003	September 30, 2003	September 30, 2003

Nature of restructuring costs:
Lease termination costs	$—	$176	$—	$176

Bam anticipates that the costs of an early termination of its lease of its former London premises will be paid in fiscal 2004.

3. INCOME TAXES

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

4. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock shares and common stock share equivalents outstanding during the period. Potential common shares consist of warrants and stock options, using the treasury stock method. Potential common shares are excluded from the computation, if their effect is antidilutive, as was the case for the three months ended September 30, 2003 and 2002, respectively.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended
	September 30,

	2003	2002

Net loss	$(1,665)	$(8,421)

Calculation of loss per share, basic and diluted:
Weighted average number of common stock shares outstanding — basic and diluted	14,723	14,595

Net loss per share — basic and diluted	$(0.11)	$(0.58)

The following table summarizes common stock equivalents that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive for the periods indicated:

	Three months ended
	September 30,

	2003	2002

Options to purchase common stock	385	169
Warrants to purchase common stock	12	197

Total common stock equivalents	397	366

5. COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS No. 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Comprehensive loss, as defined, includes all changes in equity during a period from nonowner sources.

The components of comprehensive loss for the three months ended September 30, 2003 and 2002 were as follows (in thousands):

	Three months ended
	September 30,

	2003	2002

Net loss	$(1,665)	$(8,421)
Change in accumulated translation adjustment	(125)	7
Change in unrealized gain on available-for-sale marketable securities	—	38

Comprehensive loss	$(1,790)	$(8,376)

6. INVENTORIES

Inventories, which consist primarily of finished goods, are stated at the lower of cost (based upon the first-in, first-out method) or market value. Bam estimates the net realizable value of slow moving inventories on a product-by-product basis and charges any excess of cost over net realizable value to cost of revenues.

7. RECEIVABLES

Trade accounts receivable

Accounts receivable, net of allowances, is comprised of the following (in thousands):

	September 30,	June 30,
	2003	2003

Accounts receivable, gross	$2,949	$3,261
Less the following allowances:
Doubtful accounts	(92)	(93)
Sales return and price protection	(2,197)	(2,460)
Cooperative advertising	(103)	(169)

Accounts receivable, net	$557	$539

Long-term receivable

On January 22, 2002 Kmart, a customer of Bam, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On January 22, 2002 Bam had an accounts receivable balance from Kmart of $1.7 million. The Company was an unsecured creditor, and as such was at risk of not recovering in full its accounts receivable balance. Accordingly, in the year ended June 30, 2002 Bam recorded an allowance of $1.1 million against the receivable. As Kmart stated that at earliest it would complete its reorganization in May 2003, Bam classified the receivable, net of allowance, as a long-term asset.

In the three months ended September 30, 2002 management reevaluated and increased the allowance to cover the full accounts receivable balance.

Subsequent to January 22, 2002 Kmart arranged debtor-in-possession financing Bam sold product to Kmart under this arrangement. Accounts receivables under the debtor-in-possession financing were classified as current assets.

Kmart completed its reorganization and emerged from Chapter 11 on May 6, 2003. Under its plan of reorganization Kmart will distribute Kmart Corporation common stock to the unsecured creditors on a pro-rata basis, at an approximate recovery rate of 9.7% on approved payables. Kmart has yet to distribute to Bam any of this common stock, and is unable to state when it will make such distribution or how much the distribution to Bam will be. Accordingly, Bam did not account for any potential recoverable sums as of September 30, 2003 or June 30, 2003.

Concentration of credit risk

As of September 30, 2003, four customers each accounted for between 5% and 28% of Bam’s gross trade accounts receivable, and as of June 30, 2003, four customers each accounted for between 8% and 19% of Bam’s gross trade accounts receivable. Bam has no written agreements or other understandings with any of its customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time.

Revenues from the Bam’s three largest customers collectively accounted for 98% and 34% of its net revenues for the three months ended September 30, 2003 and 2002, respectively.

8. SHORT-TERM BORROWINGS

In September 2003, Bam entered into a six month agreement (the “Agreement”) with a finance company, pursuant to which the finance company extends a line of credit facility to fund domestic inventory purchases to Bam. Bam may sell the inventory purchased under the Agreement and is required to remit customer receipts from those sales directly to the finance company up to the amounts funded by them. Bam retains collections in excess of the amounts funded by the finance company, is responsible for collecting the customer receivables, and bears the risk of loss on all uncollectible accounts. The finance company has a security interest in Bam’s accounts receivable and inventory.

Under the terms of the Agreement, the finance company’s aggregate outstanding funding is limited to $3.2 million. Bam is required to pay the finance company’s expenses under the contract, a facility fee equal to 5.0% of the funds advanced by the finance company, and interest at prime plus 0.5%. The Agreement terminates on March 31, 2004 and any sums outstanding become repayable on that date. Bam may repay any sums advanced prior to the due date of payment without penalty. As of September 30, 2003, Bam had advances of $1,745,000 outstanding under the Agreement. Prepayments for products not yet received are included in prepaid expenses and as of September 30, 2003 these totaled $1,745,000.

Prior to entering into the Agreement, Bam had entered into a two year factoring agreement (the “Factoring Agreement”) with a different finance company in February 2002, pursuant to which Bam assigned its North American receivables to the finance company. The finance company was responsible for collecting customer receivables, and upon collection, remitted the funds to Bam, less a service fee. Under the Factoring Agreement, Bam could obtain advances, subject to the finance company’s discretion and Bam’s compliance with certain liquidity covenants, in the form of cash or as collateral for letters of credit, up to a maximum of 75% of outstanding domestic receivables at any point in time. Under the terms of the Factoring Agreement, Bam paid a service fee on all receivables assigned, with a minimum annual fee of $150,000, interest at prime plus 1% on all cash sums advanced. All fees were included in interest expense. Bam bore the collection risk on the accounts receivable that were assigned, unless the finance company approved the receivable at the time of assignment, in which case the finance company bore the risk. The finance company had a security interest in Bam’s accounts receivable, inventory, fixed assets and intangible assets.

As of June 30, 2003 Bam did not meet the Factoring Agreement’s liquidity covenants and had no sums advanced under the Factoring Agreement. The Factoring Agreement was mutually terminated in September 2003, and all liabilities settled. Upon the termination of the Factoring Agreement, the minimum annual fee for the second year of the Factoring Agreement was waived, and Bam paid a termination payment of $25,000.

As of September 30, 2003 and June 30, 2003 Bam had no outstanding letters of credit issued on its behalf.

9. LOAN FROM DIRECTOR

In August 2003, Bam entered into an unsecured Promissory Note with a Director whereby the Director loaned Bam $250,000. The loan, which bears interest at 6% per annum, is repayable on or before October 31, 2003. As of November 13, 2003, this loan had not been repaid.

10. COMMON STOCK

As more fully described in Note 14, in September 2002 Bam issued 68,738 shares of common stock pursuant to a license agreement with a production company. Bam capitalized the cost of this issuance at the fair market value of the common stock, equal to $70,000, and is amortizing this amount to royalties, software costs, license costs and project abandonment over the life of the products after release. Bam previously issued 68,738 shares of common stock pursuant to this license agreement in April 2001. During the three months ended September 30, 2003 and 2002, $0 and $26,000, respectively, was amortized to royalties, software costs, and license costs.

As more fully described in Note 16, in October 2003 Bam completed the sale of 1,850,000 shares of its common stock and warrants to purchase additional shares of its common stock, in a private offering to institutional and accredited investors.

11. WARRANTS

There were outstanding warrants to purchase a total of 878,450 shares of common stock as of September 30, 2003 and June 30, 2003.

In connection with an agreement entered into with a production company during January 2002, Bam obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In connection with the agreement, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events, such as exercising a right to develop a product. Warrants are issued at the average closing price of Bam’s stock for the five days immediately prior to the date of issue, have a five year term from date of issue, and are fully vested and are immediately exercisable upon issuance. Through September 30, 2003, Bam has issued warrants to the production company to purchase a total of 35,000 shares of common stock, at an aggregate cost of $97,000, of which $8,000 was amortized to project abandonment in the year ended June, 30, 2003. Bam is amortizing the remaining licensed asset of $89,000 over the life of the software products on which the warrants are exercisable, expected to be between three and six months, commencing upon release of the products, which occurred in September 2003. As of September 30, 2003, Bam had amortized $12,000 of this charge. Bam cannot estimate the aggregate dollar amount of future non-cash charges arising upon the future issuance of warrants as they are based on its share price at future points in time. Each of these future charges will affect the Bam’s gross margins and profitability.

In connection with the issuance of warrants pursuant to a first look agreement with another production company, Bam granted a warrant to purchase up to 200,000 shares of Bam’s common stock, of which 15,000 became immediately exercisable upon the signing of the agreement. The remaining 185,000 will only become exercisable, in multiples of either 4,625 or 13,875 shares, upon certain future events occurring relating to the development and release of products. Upon the warrant for 15,000 shares becoming exercisable, Bam incurred a non-cash charge of $29,000. Bam fully amortized the licensed asset of $29,000 to royalties, software costs, and license costs during the year ended June 30, 2003. Bam will incur additional non-cash charges as the remaining 185,000 shares become exercisable. Upon release of the software products on which the warrants are exercisable, Bam will amortize the licensed asset over the life of the products, which are expected to be between three and six months. Bam cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on its share price at future points in time. Each of these future charges will affect Bam’s gross margins and profitability.

As more fully described in Note 16, in October 2003, Bam completed the sale of 1,850,000 shares of its common stock and warrants to purchase another 1,665,000 shares of its common stock, in a private offering to institutional and accredited investors. The placement agents were also issued warrants to purchase 277,500 shares of Bam’s common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision.

12. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, Bam operates in one reportable segment: the development and publishing of interactive entertainment products.

Financial information by geographical region is summarized below (in thousands):

	Three months ended
	September 30,

	2003	2002

Net revenues from unaffiliated customers:
North America	$479	$7,289
Europe	782	1,419
Other	102	32

Consolidated	$1,363	$8,740

Operating loss:
North America	$(1,190)	$(5,624)
Europe	(445)	(2,550)

Consolidated	$(1,635)	$(8,174)

	September 30,	June 30,
	2003	2003

Identifiable assets:
North America	$30,026	$28,937
Europe	5,013	4,186
Intercompany items and eliminations	(24,145)	(23,663)

Total	$10,894	$9,460

Long-Lived assets:
North America	$1,915	$1,486
Europe	3,543	3,303

Total	$5,458	$4,789

13. COMMITMENTS

Bam’s principal commitments at September 30, 2003 comprised operating leases, guaranteed royalty payments, and contractual marketing commitments. As of September 30, 2003, Bam had commitments to spend $1.6 million under operating leases, prepay $400,000 for royalties under an agreement with a content provider, of which $200,000 was due by September 30, 2003, and spend $943,000 in advertising on the networks and websites of these content providers of which $180,000 was due by September 30, 2003. Of these amounts, $1.9 million must be paid no later than September 30, 2004. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers. Sublease income is offset against operating lease expense.

14. CONTINGENCIES

As of September 30, 2003 a finance company had a security interest in Bam’s accounts receivable and inventory. Bam accounts for all cash advances made under the agreement as a current liability. As of June 30, 2003, a different finance company had a security interest in Bam’s domestic accounts receivable, inventory, fixed assets and intangible assets against advances made under a factoring agreement between the finance company and Bam. This agreement was mutually terminated in September 2003, upon payment by Bam of a termination fee of $25,000. Bam accounted for all cash advances made under the agreement as a current liability and for outstanding letters of credit as a contingent liability.

As of September 30, 2003 and June 30, 2003, other assets included $54,000 of guarantee deposits on facilities leased by Bam.

Bam offers a limited warranty on products sold. Bam does not maintain a general warranty reserve as estimated future warranty costs are accounted for in price protection and return reserves accrued at the time of sale of the Bam’s products.

Under an agreement entered into between Bam and a production company, Bam has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. For each film (up to a total of 10 films) that Bam selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued to the production company following the theatrical release of each film for which Bam has developed a product, up to a maximum of 687,375 shares of common stock. As of September 30, 2003 Bam has elected to produce software products for three films pursuant to this agreement. One of these films had its theatrical release during the year ended June 30, 2001 and another had its theatrical release during the year ended June 30, 2002. Accordingly, Bam has issued 137,476 shares of common stock to the production company to date, with an aggregate value of $816,000 which has been fully amortized as of September 30, 2003. Bam is not required to issue stock on the remaining film until such time as the film is released, which is anticipated to be in the summer of calendar year 2004.

In connection with an agreement entered into with a separate production company during January 2002, under which Bam may produce software products based on certain properties owned by the production company, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. As of September 30, 2003, warrants to issue 35,000 shares of common stock have been issued under this agreement, with an aggregate value of $97,000. The issuance of warrants on the remaining 15,000 shares of common stock is contingent upon certain future events occurring, such as exercising a right to develop a product.

In connection with a first look agreement entered into with a production company in May 2002, Bam granted to the production company a warrant, with a ten year term from the date of issue, to purchase up to 200,000 shares of Bam’s common stock at an exercise price of $2.60, of which 15,000 shares became immediately exercisable upon the signing of the agreement, at an aggregate cost of $29,000 which has been fully amortized as of September 30, 2003, and the remaining 185,000 shares only become exercisable in multiples of 4,625 shares upon each election by Bam to produce a title based on any films, made for television movies, or television series produced from screenplays to be produced by the production company, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which Bam has developed a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable. Bam’s agreement expires upon the later of five years, and the earlier of either the theatrical release or television air-date of the tenth film or television series on which Bam bases a product, and eight years. The agreement was assigned by the production company to another production company in July 2002.

In January 2003, Bam completed the sale of the assets and operations of its London based development studio to VIS Entertainment plc (“VIS”), a UK based developer. As part of the sale Bam granted VIS a sublease to its London premises. VIS had an option to terminate the tenancy of the sublease upon the later of November 30, 2003 and the determination of a porting contract between Bam and VIS. In October 2003, VIS notified Bam that they were terminating the sublease effective November 30, 2003. See also Note 2 — Restructuring costs.

Legal proceedings

On April 1, 2003, Amaze Entertainment, Inc. asserted counterclaims against Bam in an action captioned BAM! ENTERTAINMENT INC. v. AMAZE ENTERTAINMENT, INC. et. al. that Bam commenced in the Superior Court of California, County of Santa Clara (Case No. CV814820) on February 18, 2003, and which Amaze had removed to the United States District Court for the Northern District of California (Case No. C03 01286 PVT) on or about March 24, 2003. Bam’s action asserted claims for, inter alia, relief based on rescission, breach of contract, declaratory relief, and money paid and received with regard to an agreement for a video game titled “Crushed Baseball” that Amaze Entertainment was developing for Bam. Amaze Entertainment’s counterclaims alleged breach of contract and unjust enrichment with regard to each of the “Crushed Baseball” development agreement and a separate development agreement for another video game titled “Samurai Jack.” The counterclaims sought, inter alia, compensatory damages of approximately $3.5 million and additional damages to be proven at trial. On July 11, 2003 Amaze and Bam agreed to compromise and settle all claims either asserted or that could be asserted in connection with the dispute and to mutually release any and all future claims and contentions they have against each other. This compromise required Amaze to make Bam two payments, one in July 2003 and one in October 2003 of $325,000 each. Bam has received both of these two payments and recorded them in the three months ended September 30, 2003. The settlement agreement stipulated that upon payment by Amaze to Bam of the payment due in October 2003, the parties would execute a stipulation for dismissal of the legal actions. The parties executed the stipulation for dismissal on October 21, 2003.

15. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires mandatorily redeemable financial instruments to be classified as liabilities, the result of which requires related expense to be classified as interest expense rather than minority interest on a prospective basis. SFAS No. 150 is effective in the three months ended June 30, 2003 for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003 for previously issued instruments. SFAS No. 150 did not have a material impact on Bam’s consolidated financial position or results of operations.

16. SUBSEQUENT EVENTS

In October 2003, Bam completed the sale of 1,850,000 shares of its common stock and warrants to purchase another 1,665,000 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are exercisable at $1.87 per share. The placement agents were issued warrants to purchase 277,500 shares of Bam’s common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision. Bam also granted the investors additional investment rights to purchase an additional 1,111,625 shares of its common stock and warrants to purchase another 1,000,462 shares of its common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.96 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.87 and (ii) the lesser of (x) the closing bid price of Bam’s common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of our common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. The additional investment rights are exercisable until 45 business days after the effectiveness of a registration statement covering the shares and warrants sold.

In October 2003, David E. Tobin resigned from the Board of Directors to pursue other interests.

In January 2003, Bam completed the sale of the assets and operations of its London based development studio to VIS Entertainment plc (“VIS”), a UK based developer. As part of the sale Bam granted VIS a sublease to its London premises. VIS had an option to terminate the tenancy of the sublease upon the later of November 30, 2003 and the determination of a porting contract between Bam and VIS. In October 2003, VIS notified Bam that they were terminating the sublease effective November 30, 2003. See also Note 2 — Restructuring costs.

See also Note 14 — Legal Proceedings, for a description of other subsequent events.

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

Domestically, we sell our products to mass merchandisers such as Toys “R” Us, Target, Kmart, Wal-Mart and Best Buy, specialty chains such as GameStop and Electronics Boutique, and independent distributors. Our products are manufactured exclusively by third parties.

In July 2003, we entered into a distribution agreement with Acclaim Entertainment Ltd (“Acclaim”) whereby Acclaim exclusively distribute certain current and forthcoming products of ours in PAL territories. PAL is the television standard for the United Kingdom, continental Europe and Australia. Acclaim will be responsible for the manufacture, sale, distribution and marketing of the products and will pay us based on net receipts from the sales made by them. The agreement obligates Acclaim to pay us minimum guarantee advances both before and after product release dates, but such payments are reduced upon late delivery of a product, and fully repayable upon cancellation of the product.

We have experienced recurring net losses from inception (October 7, 1999) through September 30, 2003. During the three months ended September 30, 2003, we used cash in operating activities of $3.0 million and incurred a net loss of $1.7 million. As of September 30, 2003, we had cash and cash equivalents of $617,000 and an accumulated deficit of $61.5 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should we be unable to continue as a going concern.

During the year ended June 30, 2003, we undertook measures to reduce spending and restructured our operations. In February 2003 we retained, through July 31, 2003, the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist it in reviewing a range of potential strategic alternatives. No transactions arose from this assistance or were consummated during this period.

In October 2003, we completed the sale of 1,850,000 shares of our common stock and warrants to purchase another 1,665,000 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are exercisable at $1.87 per share. The placement agents were issued warrants to purchase 277,500 shares of our common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision. We also granted the investors additional investment rights to purchase an additional 1,111,625 shares of our common stock and warrants to purchase another 1,000,462 shares of our common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.96 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.87 and (ii) the lesser of (x) the closing bid price of our common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of our common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. The additional investment rights are exercisable until 45 business days after the effectiveness of a registration statement covering the shares and warrants sold.

We need to raise additional funds. These funds may come from either one or a combination of additional financings, exercise of outstanding warrants and additional investment rights, mergers or acquisitions, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to secure additional financing or effectuate any merger or acquisition, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing or effectuate any such merger or acquisition, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

As of September 30, 2003, we had $4.9 million of capitalized development costs and licensed assets, and $993,000 of prepaid royalties. Should we not be able to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of development projects in progress might have to be abandoned and the related costs would have to be written off.

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

We derive our revenues from either the shipment of packaged or licensed products to our customers.

Packaged products: Our sales of packaged product are typically made on credit, with terms that vary depending upon the customer and other factors. Under certain conditions, we may allow customers to exchange and return packaged products and from time to time provide price protection or allow returns on certain unsold merchandise in the form of a credit against amounts due from the customer. Net revenues from product sales are reflected after deducting the estimated cost of allowances for returns and price protection as well as discounts given. These estimates are based upon currently known circumstances and historical results. The calculation of net revenues will be affected by many factors, including pricing strategies, the channels through which products are distributed, product maturity, exchange and return provisions and price protection.

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

Licensed products: Our licensed product sales are typically made on terms requiring either an upfront minimum prepayment or payment upon delivery of the product, followed by subsequent payments based upon a percentage of monies received by the licensee, in excess of the prepayment, from products distributed by them. These subsequent payments are made at the time the licensee reports products distributed by them, normally on a quarterly basis. If our sale is made requiring an upfront prepayment or payment at the time of delivery, and that sum is non-refundable, we will recognize revenue, equal to that sum, at the time we deliver the product, provided we have no future deliverables, which is normally the case. We will only recognize subsequent revenue when we receive the licensee report of products distributed by them and of monies due by them, provided the revenue is considered collectible. We bear the risk of the inability of a customer to pay our receivables and of any delay in payment. If the collectibility of a receivable becomes uncertain after revenue has been recognized, we will record an allowance for doubtful accounts against our accounts receivable. We continually monitor, reassess and adjust the adequacy of the allowance for doubtful accounts, based on known circumstances, historical results, commitments made, anticipated events and anticipated commitments. Adjustments to this allowance will affect the reported amounts of expenses during the reporting periods the adjustments are made.

General: We expect that substantially all of our net revenues for a particular quarter will be generated by titles released in that quarter or in the immediately prior quarter. The market for interactive entertainment software is characterized by short product life cycles, changing consumer preferences and frequent introduction of new products. The life cycle of a title generally consists of a relatively high level of sales during the first few months after introduction, followed by a decline in sales, with only a small percentage of sales occurring more than six months after release.

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

Cost of revenues

Cost of revenues consists of cost of goods sold, royalties, software costs and license costs, and project abandonment.

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

Commencing upon product release, we begin to amortize capitalized software development costs. We capitalize software development costs subsequent to establishing technological feasibility of a title. Technological feasibility is evaluated on a product-by-product basis. For products where proven game engine technology exists, this may be early in the development cycle. Prior to establishing technological feasibility, software development costs are expensed to research and development, and to cost of revenues subsequent to establishing technological feasibility. The following criteria are used to evaluate recoverability of software development costs: historical performance of comparable products; the commercial acceptance of prior products released on a given hardware platform; orders for a product prior to its release and actual development costs of a product as compared to forward-looking projections. Amortization of software development costs is based on the greater of the proportion of current revenues to total projected revenues or the straight-line method over the estimated product life, generally three to six months. We analyze our capitalized costs quarterly and take write-offs when, based on our estimates, future individual product revenues will not be sufficient to recover our investment.

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

RESULTS OF OPERATIONS

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of net revenues for the three months ended September 30, 2003 and 2002.

	Three months ended
	September 30,

	2003	2002

Net revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues
Cost of goods sold	46.4	50.8
Royalties, software costs, and license costs	50.0	48.0
Project abandonment	7.7	22.0

Total cost of revenues	104.1	120.8
Research and development (exclusive of amortization of deferred stock compensation)	39.5	14.8
Sales and marketing (exclusive of amortization of deferred stock compensation)	13.3	32.7
General and administrative (exclusive of amortization of deferred stock compensation)	92.4	23.4
Amortization of deferred stock compensation	5.4	1.8
Litigation settlement	(47.7)	—
Restructuring costs	12.9	—

Total costs and expenses	219.9	193.5

Loss from operations	(119.9)	(93.5)
Interest income	0.1	0.7
Interest expense	(2.1)	(3.1)
Other expense	(0.2)	(0.5)

Net loss	(122.1)%	(96.4)%

*Amortization of deferred stock compensation:
Research and development	0.1%	0.1%
Sales and marketing	0.1	0.1
General and administrative	5.2	1.6

Total amortization of deferred stock compensation	5.4%	1.8%

Net revenues

Net revenues were $1.4 million for the three months ended September 30, 2003 compared to $8.7 million for the comparable period in 2002. During the three months ended September 30, 2003, we recognized revenue on five products licensed to Acclaim under an exclusive distribution agreement with them for PAL territories. PAL is the television standard for the United Kingdom, continental Europe and Australia. With the exception of revenue from Acclaim, all revenue was derived from packaged product sales. Revenue from Acclaim is recognized as licensed products revenue. For a description of revenue recognition accounting policies, see Critical Accounting Policies - net revenues.

We did not release any new products in North America during the quarter, but did make sales of products first released in prior quarters. During the three months ended September 30, 2002 we released six new titles, comprising our first Microsoft Xbox title, one Sony PlayStation2 title, one PC title and three Nintendo Game Boy Advance titles.

The products licensed to Acclaim in the three months ended September 30, 2003 were Wallace & Gromit in Project Zoo for the Sony PlayStation 2, the Microsoft Xbox and the Nintendo GameCube, Ed, Edd, n Eddy: Jawbreakers for the Nintendo Game Boy Advance, and Samurai Jack — The Amulet of Time for the Nintendo Game Boy Advance.

Net revenues by geographical region for the three months ended September 30, 2003 and 2002 is summarized below (in thousands):

	Three months ended
	September 30,

	2003	2002

Net revenues from unaffiliated customers:
North America	$479	$7,289
Europe	782	1,419
Other	102	32

Total net revenues	$1,363	$8,740

The following table sets forth our net revenues by customer representing more than 10% of each period’s net revenues for the three months ended September 30, 2003 and 2002 (percentages):

	Three months ended
	September 30,

	2003	2002

Customer
Acclaim	65%	*	%
Kmart	18	11
Majesco	15	*
Wal-Mart	*	12
Toys “R” Us	*	11
Electronics Boutique	*	10

Total net revenues by customer representing more than 10% of the period’s net revenues	98%	44%

*  less than 10%

Net revenues to Kmart in the three months ended September 30, 2002 were made under Kmart’s debtor-in-possession financing arrangement.

Cost of revenues

Cost of goods sold was $633,000, or 46% of net revenues, for the three months ended September 30, 2003 as compared to $4.4 million, or 51% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was due to decreased sales of products. There are no cost of goods sold on products licensed to Acclaim as they are responsible for all manufacturing costs. Excluding net revenue arising from products licensed to Acclaim, the percentage of cost of goods sold compared to net revenue deteriorated when compared to the comparable period in 2002, and this was due to a number of factors, including selling products at low margins to reduce inventory, price protection allowances and returns reserved against sales. In absolute dollars, Cost of goods sold decreased compared to the comparable period in 2002 as less product was sold.

Royalties, software costs, and license costs were $681,000, or 50% of net revenues, for the three months ended September 30, 2003 as compared to $4.2 million, or 48% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was due to fewer releases of new products in the period, and no carryover costs amortized from products released in prior quarters.

Project abandonment costs were $105,000, or 8% of net revenues, for the three months ended September 30, 2003 as compared to $1.9 million, or 22% of net revenues for the comparable period in 2002. During the three months ended September 30, 2003 and 2002 we abandoned one project and six projects, respectively.

Research and development

Research and development expenses were $538,000, or 39% of net revenues, for the three months ended September 30, 2003, as compared to $1.2 million, or 15% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was primarily as a result of reduced headcount and development activity. The increase in percentage was due to reduced sales volumes.

Sales and marketing

Sales and marketing expenses were $182,000, or 13% of net revenues, for the three months ended September 30, 2003, as compared to $2.9 million, or 33% of net revenues, for the comparable period in 2002. The decrease was primarily a result of reduced headcount, reversals of accrued sale related expenses, and no releases of new products in North America during the period, resulting in limited marketing and selling expenses, as compared the comparable period a year ago where we released six titles.

General and administrative

General and administrative expenses were $1.3 million, or 92% of net revenues, for the three months ended September 30, 2003, as compared to $2.0 million, or 23% of net revenues, for the comparable period in 2002. In the three months ended September 30, 2002 we incurred an allowance of $547,000 against our receivable balance from Kmart. In the three months ended September 30, 2003 we did not incur any allowances against receivables. The remaining decrease was due to decreased headcount, and lower professional fees.

Amortization of deferred stock compensation

Amortization of deferred stock compensation was $73,000, or 5% of net revenues, for the three months ended September 30, 2003, as compared to $161,000, or 2% of net revenues, for the comparable period in 2002. Amortization of deferred stock compensation resulted from varying terms of stock option grants previously made during the period, and by using the multiple option award valuation and amortization approach, which is an accelerated amortization method to account for compensatory stock options granted to employees and directors during the six months ended September 30, 2001. We expect to amortize $91,000 during the remainder of fiscal 2004 and $34,000 during fiscal 2005.

Litigation settlement

Litigation settlement was $650,000, or 48% of net revenues, for the three months ended September 30, 2003, as compared to $0 for the comparable period in 2002, and comprises sums receivable from the settlement of a legal dispute with Amaze Entertainment, Inc.

Restructuring costs

Restructuring costs were $176,000, or 13% of net revenues, for the three months ended September 30, 2003, as compared to $0 for the comparable period in 2002, and comprise the estimated costs of our early termination of our lease on our former London premises.

Interest income

Interest income was $1,000 for the three months ended September 30, 2003, as compared to $64,000, or 1% of net revenues, for the comparable period in 2002. Interest income in each period relates to interest earned on funds deposited in money market accounts and decreased as a result of lower money market account balances.

Interest expense

Interest expense was $28,000, or 2% of net revenues, for the three months ended September 30, 2003, as compared to $268,000, or 3% of net revenues, for the comparable period in 2002. There was less borrowing under the short-term borrowing facilities during the three months ended September 30, 2003 as compared to the comparable period a year ago. During the three months ended September 30, 2003, interest expense included a $25,000 factoring line termination fee. No interest expense was incurred in the quarter ended September 30, 2003 under a new short-term facility that commenced in September 2003.

Other expense

Other expense was $3,000 for the three months ended September 30, 2003, as compared to $43,000 for the comparable period in 2002 and comprises realized exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

In October 2003, we completed the sale of 1,850,000 shares of our common stock and warrants to purchase another 1,665,000 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. Of these proceeds, $503,000 was received during the three months ended September 30, 2003.

We need to raise additional funds. These funds may come from either one or a combination of additional financings, exercise of outstanding warrants and additional investment rights, mergers or acquisitions, or otherwise obtain capital via sale or license of certain of its assets, in order to satisfy its future liquidity requirements. Current market conditions present uncertainty as to our ability to secure additional financing or effectuate any merger or acquisition, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing or effectuate any such merger or acquisition, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about our ability to implement its operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

Net cash used in operating activities was $3.0 million for the three months ended September 30, 2003, as compared to $2.3 million for the comparable period in 2002. For the three months ended September 30, 2003 and 2002, net cash used in operating activities was the result of net losses, net of depreciation, amortization, provision for price protection and cooperative advertising, offset by net increases in operating assets, primarily prepaid royalties, capitalized software costs and licensed assets.

Net cash used in investing activities was $4,000 for the three months ended September 30, 2003, as compared to net cash provided by investing activities of $1.1 million for the comparable period in 2002. Net cash used in investing activities during the three months ended September 30, 2003, consisted of the purchase of property and equipment. For the comparative period, net cash provided by investing activities consisted of the sale of short-term investments offset by the purchase of property and equipment.

Net cash provided by financing activities was $2.6 million for the three months ended September 30, 2003, as compared to net cash used in financing activities of $1.3 million for the comparable period in 2002. Net cash provided by financing activities during the three months ended September 30, 2003 consisted mostly of advances under a finance agreement with a finance company, funds received in advance of a future private placement, and a loan from a director. For the comparable period, net cash used in financing activities consisted mostly of net repayments under a finance agreement with a finance company.

In September 2003, we entered into a six month agreement (the “Agreement”) with a finance company, pursuant to which the finance company extends us a line of credit facility to fund domestic inventory purchases. We may sell the inventory purchased under the Agreement. We are required to remit customer receipts from those sales directly to the finance company up to the amounts funded by them. We retain collections in excess of the amounts funded by the finance company, we are responsible for collecting the customer receivables, and we bear the risk of loss on all uncollectible accounts. The finance company has a security interest in our accounts receivable and inventory.

Under the terms of the Agreement, the finance company’s aggregate outstanding funding is limited to $3.2 million. We are required to pay the finance company’s expenses under the contract, a facility fee equal to 5.0% of the funds advanced by the finance company, and interest at prime plus 0.5%. The Agreement terminates on March 31, 2004 and any sums outstanding become repayable on that date. We may repay any sums advanced prior to the due date of payment without penalty. As of September 30, 2003, we had advances of $1,745,000 outstanding under the Agreement.

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

As of June 30, 2003 we did not meet the Factoring Agreement’s liquidity covenants and we had no sums advanced under the Factoring Agreement. The Factoring Agreement was mutually terminated in September 2003, and all liabilities settled. Upon the termination of the Factoring Agreement, the minimum annual fee for the second year of the Factoring Agreement was waived, and we paid a termination payment of $25,000.

As of September 30, 2003 and June 30, 2003 we had no outstanding letters of credit issued on our behalf.

During the three months ended September 30, 2003, we used cash in operating activities of $3.0 million and incurred a net loss of $1.7 million. As of September 30, 2003, we had cash and cash equivalents of $617,000 and an accumulated deficit of $61.5 million. As of June 30, 2003, we had cash and cash equivalents of $1.1 million. During the year ended June 30, 2003, we undertook measures to reduce spending and restructured our operations. In February 2003 we retained, through July 31, 2003, the investment banking firm of Gerard Klauer Mattison & Co., Inc. to assist us in reviewing a range of potential strategic alternatives. No transactions arose from this assistance or were consummated during this period.

Capital expenditures were $4,000 and $236,000 for the three months ended September 30, 2003 and 2002, respectively. We did not have any material commitments for capital expenditures at either of those dates.

In January 2003 we granted, subject to landlord’s consent, a sublease on our London premises. In October 2003, the lessee advised us that they were terminating the sublease effective November 30, 2003.

Our principal commitments at September 30, 2003 comprised operating leases, guaranteed royalty payments, and contractual marketing commitments. As of September 30, 2003, we had commitments to spend $1.6 million under operating leases, prepay $400,000 for royalties under an agreement with a content provider, of which $200,000 was due by September 30, 2003, and spend $943,000 in advertising on the networks and websites of these content providers, of which $180,000 was due by September 30, 2003. Of these amounts, $1.9 million must be paid no later than September 30, 2004. Guaranteed royalty payments will be applied against any royalties that may become payable to the content providers. Sublease income is offset against operating lease expense.

RISK FACTORS

In addition to the other information in this quarterly report, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully obtain additional financing or enter into a merger or acquisition, we may not have sufficient cash to continue operations for the next six months.

Although we raised gross proceeds of approximately $1.8 million through the sale of our common stock, warrants and additional investment rights in October 2003, we will need to raise additional funds. These funds may come from either one or a combination of additional financings, exercise of outstanding warrants and additional investment rights, mergers or acquisitions, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to secure additional financing or effectuate any merger or acquisition, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing or effectuate any such merger or acquisition, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

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

We incurred net losses of $1.7 million for the three months ended September 30, 2003, $36.2 million for the year ended June 30, 2003, $15.7 million for the year ended June 30, 2002, and $1.6 million for the year ended June 30, 2001. We will need to generate significant revenues and control expenses to achieve profitability. There can be no assurance that our revenues will grow in the future or that we will achieve sufficient revenues for profitability. If we fail to achieve profitability, or sustain or increase profitability if we achieve it, this will have a negative impact on our operating results.

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

Product development schedules are frequently unpredictable, which may result in revenues and earnings not meeting analysts’ expectations.

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

Pursuant to a license agreement with a production company, we are obligated to issue 68,738 shares of our common stock after the release of any film for which we elect to produce interactive entertainment software products, up to 10 films or 687,375 shares of common stock. To date, we have elected to produce titles for three films and have issued 137,476 shares under this agreement for an aggregate value of $816,000. We are required to issue these shares when the films are released and will then incur a non-cash charge. We cannot estimate the aggregate dollar amount of these future non-cash charges as they will be based on our share price at a future point in time, but they may be substantial. All of the non-cash charges on the shares issued to date under the agreement had been amortized as of September 30, 2003.

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we incurred a non-cash charge of $97,000, of which $8,000 was amortized to project abandonment in the year ended June, 30, 2003. We are amortizing the remaining licensed asset of $89,000 over the life of the software products on which the warrants are exercisable, expected to be between three and six months, commencing upon release of the products, which occurred in September 2003. As of September 30, 2003, we had amortized $12,000 of this charge. Under the agreement, additional warrants to purchase up to an additional 15,000 shares may be issued, contingent upon certain future events occurring, such as exercising the right to develop a product. Upon issuance of the warrants we will incur an additional non-cash charge. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time. Each of these future charges will affect our gross margins and profitability.

In connection with the issuance of warrants pursuant to a first look agreement with another production company, we granted a warrant to purchase up to 200,000 shares of our common stock, of which 15,000 became immediately exercisable upon the signing of the agreement. The remaining 185,000 will only become exercisable, in multiples of either 4,625 or 13,875 shares, upon certain future events occurring relating to the development and release of products. Upon the warrant for 15,000 shares becoming exercisable, we incurred a non-cash charge of $29,000, which had been fully amortized as of June 30, 2003. We will incur additional non-cash charges as the remaining 185,000 shares become exercisable. Upon release of the software products on which the warrants are exercisable, we will amortize the non-cash charges over the life of the products, which are expected to be between three and six months. We cannot estimate the aggregate dollar amount of these future non-cash charges as they will be based on our share price at future points in time. Each of these future charges will affect our gross margins and profitability.

RISKS RELATED TO OUR BUSINESS

Our ability to effectuate additional financing transactions to fund our operations could impair the value of your investment.

Although we raised gross proceeds of approximately $1.8 million through the sale of our common stock, warrants and additional investment rights in October 2003, if we are not acquired by or merge with another entity or if we are not able to raise additional capital via sale or license of certain of our assets, we will need to consummate additional financing transactions pursuant to which we receive additional liquidity. These additional financings will likely take the form of us raising additional capital through either one or a combination of public or private equity offerings or debt financings and the exercise of outstanding warrants and additional investment rights. To the extent we raise additional capital by issuing equity securities, our stockholders will likely experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock.

We cannot assure you that we will be able to meet our future capital requirements.

If we are not acquired by or merge with another entity or if we are not able to raise additional capital via sale or license of certain of our assets, we will need to consummate additional financing transactions pursuant to which we receive additional liquidity. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we cannot effectuate financing transactions to raise needed funds on acceptable terms, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking protection under federal bankruptcy laws.

We depend on a relatively limited number of products for a significant portion of our revenues.

A significant portion of our revenues is derived each quarter from a relatively limited number of products that were released in that quarter or the or in the immediately preceding quarter. During the three months ended September 30, 2003, sales of four products each accounted for between 9% and 41% of our net revenues. During the three months ended September 30, 2002, sales of four products each accounted for between 3% and 40% of our net revenues. We expect that a limited number of products will continue to produce a disproportionately large amount of our net revenues. Due to this dependence on a limited number of brands, the failure of one or more products to achieve anticipated results could, and in the past has, significantly harmed our business and operating results.

We cannot assure you that new products introduced by us will achieve significant market acceptance and be sufficient in order for us to achieve profitability.

The interactive entertainment software market is characterized by short product life cycles, continually changing consumer preferences that are difficult to predict and frequent introduction of new products. The life cycle of a game generally consists of a relatively high level of sales during the first few months after introduction, followed by a decline in sales, and sales price erosion. Even the most successful titles remain popular for only limited periods of time, often less than six months. We believe that our success will be dependent on the production of successful titles on a continuous basis. We cannot assure you that new products introduced by us will achieve significant market acceptance or that such acceptance, if achieved, will be sufficient in order for us to achieve profitability.

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

If interactive entertainment hardware platforms fail to achieve significant market acceptance, it may negatively impact our business.

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

Over 98% of our net revenues are derived from sales to our three largest customers. We could be adversely affected if any of them reduced or terminated their purchases from us or did not pay their obligations to us.

Revenues from our three largest customers collectively accounted for 98% of our net revenues for the three months ended September 30, 2003, as compared to 34% of our net revenues for the three months ended September 30, 2002. As of September 30, 2003, four customers each accounted for between 5% and 28% of our gross trade accounts receivable, and as of June 30, 2003, four customers each accounted for between 8% and 19% of our gross trade accounts receivable. We have no written agreements or other understandings with any of our customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would negatively impact us.

Substantially all of our sales are made on credit, which exposes us to bad debt risk.

Our sales are typically made on credit, with terms that vary depending upon the customer and other factors. While we attempt to carefully monitor the creditworthiness of our customers and distributors, we bear the risk of their inability to pay our receivables and of any delay in payment. A business failure by any of our largest customers, such as occurred with Kmart in January 2002, would negatively impact us, as could a business failure by any of our distributors or other retailers.

Product returns and markdown allowances could negatively impact our business.

We have experienced, and are exposed to the risk of product returns and markdown allowances with respect to our customers. The decrease in demand for products based upon older hardware platforms may lead to a high level of these product returns and markdown allowances. We also allow distributors and retailers to return defective and damaged products in accordance with negotiated terms. Product returns and markdown allowances that exceed our expectations could negatively impact our business.

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

Many of our titles, such as those from our Wallace & Gromit series, Powerpuff Girls series, and Dexter’s Laboratory series are based upon entertainment properties licensed from third parties. We cannot assure you that we will be able to obtain new licenses, or renew existing ones, on reasonable terms, if at all. If we are unable to obtain licenses for the properties which we believe offer significant consumer appeal, we would be required to obtain licenses for less popular properties or would have to develop all of our titles based upon internally developed concepts.

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

We intend to increase our international revenues. We cannot assure you that we will be able to generate international market demand for our products. International sales and operations are subject to a number of risks, including:

•	international consumer acceptance of existing and proposed titles;

•	the impact of possible recessions in foreign economies;

•	our ability to protect our intellectual property;

•	the time and costs associated with translating and localizing products for foreign markets;

•	foreign currency fluctuations;

•	unexpected changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations, or licensing to foreign entities; and

•	political and economic instability.

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

Our common stock is listed on The Nasdaq SmallCap Market. In order for our common stock to continue to be listed on The Nasdaq SmallCap Market, however, we must continue to satisfy specified listing maintenance standards established by Nasdaq, including (i) required levels of stockholders’ equity, net income or market value of listed securities, (ii) minimum market value of our public float and (iii) a minimum bid price per share.

We transferred to The Nasdaq SmallCap Market from The Nasdaq National Market on March 27, 2003. Nasdaq advised us at the time of transfer that we met all the specified listing requirements of The Nasdaq SmallCap Market with the exception of the minimum $1.00 bid price per share requirement and that we had until November 17, 2003 to regain compliance with this requirement. On September 29, 2003, Nasdaq advised us that we had regained compliance with the $1.00 bid price per share requirement, and that we now met all the specified listing requirements of Nasdaq SmallCap Market.

We currently do not meet The Nasdaq SmallCap Market’s required levels of stockholders’ equity, net income or market value of listed securities, one of which must be met to satisfy the listing maintenance standards. While we have not received a notification letter from Nasdaq that our common stock fails to meet these required listing standards, we may receive such notification letter at any time. If we do receive such notification letter, we will have 10 days to provide Nasdaq with a plan setting forth how we expect to regain compliance with the required listing standards. The notification letter does not result in the delisting of our common stock; however, if our plan of compliance is not accepted by Nasdaq, we will receive a staff determination letter of delisting. At that time, we would have the opportunity to appeal Nasdaq’s decision to delist our common stock.

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

INTEREST RATE RISK

We do not consider our cash and cash equivalents to be subject to interest rate risk due to the short maturities of the instruments in which we have invested. We are exposed to interest rate risk on our financing arrangement with a finance company. We do not enter into derivative securities or other financial instruments for trading or speculative purposes. We estimate that a 10% change in interest rates would have impacted our results of operations by less than $5,000 for the three months ended September 30, 2003.

INFLATION

Inflation has not had a material adverse effect on our results of operations; however, our results of operations may be materially and adversely affected by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rule 13a - 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed with the Securities and Exchange Commission under the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 1, 2003, Amaze Entertainment, Inc. asserted counterclaims against us in an action captioned BAM! ENTERTAINMENT INC. v. AMAZE ENTERTAINMENT, INC. et. al. that we commenced in the Superior Court of California, County of Santa Clara (Case No. CV814820) on February 18, 2003, and which Amaze had removed to the United States District Court for the Northern District of California (Case No. C03 01286 PVT) on or about March 24, 2003. Our action asserted claims for, inter alia, relief based on rescission, breach of contract, declaratory relief, and money paid and received with regard to an agreement for a video game titled “Crushed Baseball” that Amaze Entertainment was developing for us. Amaze Entertainment’s counterclaims alleged breach of contract and unjust enrichment with regard to each of the “Crushed Baseball” development agreement and a separate development agreement for another video game titled “Samurai Jack.” The counterclaims sought, inter alia, compensatory damages of approximately $3.5 million and additional damages to be proven at trial. On July 11, 2003 we and Amaze agreed to compromise and settle all claims either asserted or that could be asserted in connection with the dispute and to mutually release any and all future claims and contentions we have against each other. This compromise required Amaze to make us two payments, one in July 2003 and one in October 2003 of $325,000 each. We have received both of these two payments and we recorded them in the three months ended September 30, 2003. The settlement agreement stipulated that upon payment by Amaze to us of the payment due in October 2003, the parties would execute a stipulation for dismissal of the legal actions. The parties executed the stipulation for dismissal on October 21, 2003.

We occasionally become involved in litigation arising from the normal course of business. Other than the foregoing, we believe that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS — Not Applicable

ITEM 3. DEFAULTS UPON SENIOR NOTES — Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None

ITEM 5. OTHER INFORMATION — Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1*	Letter of Intent dated July 17, 2003 between BAM Entertainment Limited, a subsidiary of the Registrant, and Acclaim Entertainment, Ltd., a subsidiary of Acclaim Entertainment, Inc.

10.1(a)*	Amendment to Letter of Intent dated September 30, 2003 between BAM Entertainment Limited, a subsidiary of the Registrant, and Acclaim Entertainment, Ltd., a subsidiary of Acclaim Entertainment, Inc.

10.2	Loan and Security Agreement dated September 25, 2003 between the Registrant and Phillips Land LLC.

10.2(a)	Amendment to Loan and Security Agreement dated October 17, 2003 between the Registrant and Phillips Land LLC.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a - 14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a - 14(a).

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)  Reports on Form 8-K

On July 23, 2003, under Item 5 — Other events. Regarding the registrant’s announcement on July 23, 2003 that its subsidiary, Bam Entertainment Ltd., had entered into a distribution agreement whereby Acclaim Entertainment Ltd, a subsidiary of Acclaim Entertainment, Inc. (NASDAQ: AKLM), would distribute certain computer and video game titles of the Registrant in PAL territories, including Europe and Australia. A copy of the press release was furnished as Exhibit 99.1 to the Form 8-K.

On August 20, 2003, under Item 5 — Other events. The registrant announced that two members of its Board of Directors had resigned from the Board on August 14, 2003 to pursue other interests.

On September 30, 2003, under Item 12 — Results of Operation and Financial Condition. Regarding the registrant’s announcement on September 30, 2003 of its financial results for the quarter and fiscal year ended June 30, 2003. A copy of the press release was furnished as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAM! ENTERTAINMENT, INC.

Date: November 14, 2003	By:	/S/ RAYMOND C. MUSCI

Raymond C. Musci Chief Executive Officer

Date: November 14, 2003	By:	/S/ STEPHEN M. AMBLER

Stephen M. Ambler Chief Financial Officer and Vice President of Finance