Form 10-Q
period 2003-12-31
BAM ENTERTAINMENT INC
filed 2004-02-18
CIK 1132809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 13, 2004:
20,340,822

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 31,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$399	$1,068
Accounts receivable, net of allowance of $5,247 as of December 31, 2003 and $2,722 as of June 30, 2003	2,116	539
Inventories	1,079	961
Prepaid royalties	1,072	1,067
Prepaid expenses and other	791	1,036

Total current assets	5,457	4,671
Capitalized software and licensed assets, net	2,313	4,138
Property and equipment, net	410	597
Long-term receivable, net of allowance of $1,627 as of December 31, 2003 and $1,627 as of June 30, 2003	—	—
Other assets	54	54

Total assets	$8,234	$9,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable – trade	$3,612	$3,199
Short-term borrowings	1,538	—
Royalties payable	713	1,242
Loan from director	256	—
Convertible term note	1,020	—
Obligations under capital leases – short-term portion	27	27
Accrued compensation and related benefits	900	785
Accrued software costs	85	128
Accrued expenses – other	1,512	793

Total current liabilities	9,663	6,174
Obligations under capital leases – long-term portion	13	26
Funds held in escrow for a future stockholder investment	25	—
Commitments and contingencies (Notes 14 and 15)
Stockholders’ equity (deficit):
Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 16,813,521 and 14,678,290 as of December 31, 2003 and June 30, 2003, respectively	17	15
Additional paid-in capital	65,161	62,986
Deferred stock compensation	(65)	(245)
Accumulated deficit	(66,597)	(59,811)
Accumulated other comprehensive income	17	315

Total stockholders’ equity (deficit)	(1,467)	3,260

Total liabilities and stockholders’ equity (deficit)	$8,234	$9,460

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues	$5,923	$22,005	$7,286	$30,745
Costs and expenses:
Cost of revenues
Cost of goods sold	3,720	14,315	4,353	18,752
Royalties, software costs, and license costs	3,238	9,430	3,919	13,626
Project abandonment costs	—	3,686	105	5,613

Total cost of revenues	6,958	27,431	8,377	37,991
Research and development (exclusive of amortization of deferred stock compensation)	679	755	1,217	2,048
Sales and marketing (exclusive of amortization of deferred stock compensation)	1,395	4,152	1,577	7,012
General and administrative (exclusive of amortization of deferred stock compensation)	1,550	2,352	2,810	4,392
Amortization of deferred stock compensation*	36	133	109	294
Litigation settlement	—	—	(650)	—
Restructuring costs	69	451	245	451

Total costs and expenses	10,687	35,274	13,685	52,188

Loss from operations	(4,764)	(13,269)	(6,399)	(21,443)
Interest income	1	79	2	143
Interest expense	(321)	(258)	(349)	(526)
Other income (expense)	(37)	19	(40)	(24)

Net loss	$(5,121)	$(13,429)	$(6,786)	$(21,850)

Net loss per share:
Basic and diluted	$(0.31)	$(0.92)	$(0.43)	$(1.49)

Shares used in computation:
Basic and diluted	16,748	14,669	15,736	14,632

*Amortization of deferred stock compensation:
Research and development	$1	$11	$2	$24
Sales and marketing	1	7	2	16
General and administrative	34	115	105	254

	$36	$133	$109	$294

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(6,786)	$(21,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,842	18,372
Provision for bad debts, sales returns, price protection and cooperative advertising	3,758	9,936
Consulting services performed in exchange for stock options	—	12
Amortization of intrinsic value of conversion option of convertible term note	23	—
Amortization of fair value of the stock warrant issued with convertible term note	23	—
Amortization of issuance costs incurred with convertible term note	24	—
Fair value of a warrant issued to a consultant	240	—
Other	—	(52)
Changes in operating assets and liabilities:
Accounts receivable	(5,338)	(14,388)
Inventories	(71)	964
Prepaid expenses and other	256	761
Prepaid royalties	(86)	(158)
Capitalized software costs and licensed assets	(1,716)	(9,247)
Other assets – long-term royalties	—	307
Accounts payable – trade	205	2,237
Royalties payable	(538)	883
Accrued compensation and related benefits	115	77
Accrued software costs	(43)	(140)
Accrued expenses – other	657	(95)

Net cash used in operating activities	(5,435)	(12,381)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(309)
Proceeds from sale of short-term investments	—	8,185

Net cash provided by (used in) investing activities:	(5)	7,876

Cash flows from financing activities:
Proceeds from private placement, net of issuance costs	1,450	—
Proceeds from convertible term note, net of issuance costs	1,314	—
Advances under short-term borrowings	3,369	8,628
Loan from director	256	—
Repayments of short-term borrowings	(1,831)	(6,570)
Payments under capital leases	(13)	—
Funds held in escrow for a future stockholder investment	25	—
Net proceeds from exercise of stock options	194	—
Net proceeds from issuance of stock under employee stock purchase plan	—	27

Net cash provided by financing activities	4,764	2,085

Net decrease in cash and cash equivalents	(676)	(2,420)
Net effect on cash and cash equivalents from change in exchange rates	7	52
Cash and cash equivalents, beginning of period	1,068	4,726

Cash and cash equivalents, end of period	$399	$2,358

Supplementary disclosure of cash flow information:
Cash paid for interest	$297	$526

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

The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on June 30, 2004.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2003, together with management’s discussion and analysis of financial condition and results of operations, contained in Bam’s 2003 Annual Report and Form 10-K.

Going Concern and Liquidity Uncertainties - These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these condensed consolidated financial statements, during the six months ended December 31, 2003, Bam used cash in operating activities of $5.4 million and incurred a net loss of $6.8 million. As of December 31, 2003, Bam had cash and cash equivalents of $399,000 and its accumulated deficit was $66.6 million. These factors, among others, raise substantial doubt about Bam’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should Bam be unable to continue as a going concern.

In October 2003, Bam completed the sale of 1,850,000 shares of its common stock and warrants to purchase another 1,665,000 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are immediately exercisable, at $1.87 per share. The placement agents were issued warrants (“placement agent warrants”) to purchase 277,500 shares of Bam’s common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision. Bam also granted the investors additional investment rights to purchase an additional 1,111,625 shares of its common stock and warrants to purchase another 1,000,462 shares of its common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.96 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.87 and (ii) the lesser of (x) the closing bid price of Bam’s common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of Bam’s common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. In January 2004, four of the investors exercised their additional investment rights in full and purchased 990,696 shares of Bam’s common stock at $0.96 per share, resulting in gross proceeds (assuming no exercise of the warrants) of $950,000. These four investors were also issued five-year warrants to purchase 891,626 shares of Bam’s common stock, which are exercisable under the terms of additional investment rights issued in the October private offering of Bam’s securities. The remaining additional investment rights, which are exercisable at $0.96 per share, to purchase 120,929 shares of Bam’s common stock and warrants to purchase another 108,836 shares of Bam’s common stock, are exercisable until March 11, 2004.

In December 2003, Bam sold a convertible term note and 166,667 warrants, raising gross proceeds of $1.5 million (assuming no exercise of the warrants) to an investment group. The note, which bears interest at a rate of 7% per annum, has a maturity date of December 3, 2004. The warrants have a seven-year term and are immediately exercisable at prices ranging between $1.73 and $2.33 per share. Each month, commencing on April 1, 2004, $166,667 of the principal amount of the note plus accrued and unpaid interest and fees can either be repaid in cash, or converted into Bam’s shares at a fixed conversion price, provided that the closing price of Bam’s shares exceeds 115% of the fixed conversion price for a period of 10 consecutive trading days prior to the date of conversion. If, at any other time, the closing price of Bam’s shares exceeds 115% of the fixed conversion price for a period of 5 consecutive trading days, Bam has the option to, 10 trading days later, convert all or part of the remaining outstanding note, interest and fees, subject to conversion volume limitations based on Bam’s share trading volume and share price in the 10 trading days prior to such conversion. The holder of the note has the right to convert all or any of the outstanding portion of the note, interest and fees at any time at the fixed conversion price. Conversion of the note by either party is subject to there being an effective registration statement in effect and Nasdaq’s confirmation that this transaction is not integrated with the private offering that closed in October 2003. As of February 17, 2004 an effective registration was not in effect. Nasdaq has advised Bam that the transaction is not integrated with the private offering that closed in October 2003. The fixed conversion price is subject to an anti dilution adjustment should Bam issue stock at a price below the fixed conversion price prior to repayment of the note. The fixed conversion price was originally set at $1.33 per share, but an issuance of shares in January 2004 has triggered the anti-dilution provision, and the fixed conversion price has been adjusted to $1.28 per share. The note is secured by Bam’s assets.

In January 2004, Bam completed the sale of 2,532,522 shares of its common stock and warrants to purchase another 1,519,513 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $2.3 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are exercisable at $1.40 per share. Bam also granted the investors additional investment rights to purchase an additional 2,467,478 shares of its common stock and warrants to purchase another 1,480,487 shares of its common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.92 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.40 and (ii) the lesser of (x) the closing bid price of Bam’s common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of our common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. The additional investment rights are exercisable until 45 business days after the effectiveness of a registration statement covering the shares and warrants sold.

On February 17, 2004, the management of Bam agreed with the management of VIS entertainment plc (“VIS”), a Scottish developer of interactive entertainment software products, on the terms of an offer (the “VIS Offer”) to be made by Bam for the acquisition of all of the Ordinary Shares, A Shares and B Shares of VIS in exchange for the issuance of up to 4.5 million unregistered shares (the “VIS Consideration Shares”) of Bam common stock. Based on the closing price per share of $0.85 on February 13, 2004, the aggregate value of the VIS Consideration Shares was $3.825 million. Bam has received irrevocable commitments to accept the VIS Offer from over 90% of the shareholders of VIS. Bam may also require VIS to exercise its right pursuant to the terms of the Articles of Association of VIS to require the remaining shareholders of VIS to accept the VIS Offer.

In addition, on February 17, 2004, management of Bam entered into an agreement with the shareholders of State of Emergency Development Corporation (“SOED”) to acquire all of the share capital of SOED in exchange for the issuance of up to 4.5 million unregistered shares of Bam common stock (the “SOED Consideration Shares”). Based on the closing price per share of $0.85 on February 13, 2004, the aggregate value of the SOED Consideration Shares was $3.825 million. The closing of the SOED acquisition is conditioned upon the closing of the acquisition by Bam of all of the VIS shares.

Bam, the VIS shareholders and the SOED shareholders shall place 750,000 of the Bam shares to be issued in connection with the two transactions in an escrow account for the purpose of indemnifying Bam against the breach by VIS and SOED of the representations and warranties in the purchase agreements. In addition, the parties shall place 450,000 of the Bam shares to be issued in connection with the transactions in an escrow account to provide security for the additional Purchase Price Adjustments set forth in the agreement.

The closing of the two transactions shall be conditioned on, among other things, (i) the shareholders of Bam approving the issuance of the 9 million Bam shares in connection with the two transactions; (ii) Bam raising not less than $12.35 million (net of expenses) from the sale of equity capital prior to the closing date; and (iii) Bam using its commercially reasonable efforts to maintain its listing on the NASDAQ Stock Market.

At the closing of the transactions, Bam, the SOED shareholders and the VIS shareholders shall enter into various agreements affecting the transferability of the SOED Consideration Shares and VIS Consideration Shares. The parties will enter into a registration rights agreement which will require Bam to file, no later than the thirtieth day following the closing date, a registration statement with the Securities and Exchange Commission for the registration of the VIS Consideration Shares and the SOED Consideration Shares. Nevertheless, the parties will also enter into a lock-up agreement which will require the VIS and SOED shareholders to only sell their registered Bam shares in accordance with the following schedule: (i) 25% shall be sold no earlier than the 30th day following the closing date; (ii) an additional 25% shall be sold no earlier than the 180th day following the closing date; (iii) an additional 25% shall be sold no earlier than the 270th day following the closing date; and (iv) the remaining 25% shall be sold no earlier than the first anniversary of the closing date.

Bam needs to raise additional funds to satisfy its future liquidity requirements. These funds may come from either one or a combination of additional financings, exercise of outstanding warrants and additional investment rights, mergers or acquisitions, or otherwise obtain capital via sale or license of certain of its assets, in order to satisfy its future liquidity requirements. Current market conditions present uncertainty as to Bam’s ability to secure additional financing or effectuate any merger or acquisition, as well as Bam’s ability to reach profitability. There can be no assurances that Bam will be able to secure additional financing or effectuate any such merger or acquisition, or obtain favorable terms on such financing if it is available, or as to Bam’s ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about Bam’s ability to implement its operating plan and Bam may have to further reduce the scope of its planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy Bam’s liquidity requirements, Bam will not have sufficient resources to continue operations for the next six months.

As of December 31, 2003, Bam had $2.3 million of capitalized development costs and licensed assets, and $1.1 million of prepaid royalties. Should Bam be unable to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of the development projects in progress might have to be abandoned, the related costs might have to be written off, and Bam would be unable to develop or acquire new titles, which would significantly affect its future cash flows from operations.

Stock-Based Compensation - Bam accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and to nonemployees using the fair value method in accordance with Statement of Financial Accounting Standards

(SFAS) No. 123, Accounting for Stock-Based Compensation and in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure requires disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Bam adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

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

The following table illustrates the effect on net loss and net loss per share if Bam had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period using the multiple option award valuation and amortization approach method. (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	$(5,121)	$(13,429)	$(6,786)	$(21,850)
Add: Stock-based employee compensation expense included in net loss	36	133	109	294
Less: Stock-based employee compensation expense under the fair value method for stock option awards	(647)	(372)	(870)	(852)
Less: Stock-based employee compensation expense under the fair value method for purchases of stock under the employee stock purchase plan	—	—	—	(24)

Pro forma net loss	$(5,732)	$(13,668)	$(7,547)	$(22,432)

Basic and diluted net loss per share – as reported	$(0.31)	$(0.92)	$(0.43)	$(1.49)

Basic and diluted net loss per share – pro forma	$(0.34)	$(0.93)	$(0.48)	$(1.51)

Revenue Recognition - Bam recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, and related interpretations, when persuasive evidence of an arrangement exists, delivery has occurred, the price has been fixed or is determinable and collectibility has been reasonably assured. This occurs when finished goods in the form of software on a cartridge, CD-ROM or similar media are shipped to the customer. Under certain conditions, Bam may allow customers to exchange and return its products and from time to time provide price protection or allow returns on certain unsold merchandise in the form of a credit against amounts due from the customer. On a product by product basis, revenue from product sales is reflected net of the allowance for returns and price protection. Bam estimates the amount of future returns, and price protection based upon current known circumstances and historical results.

Fair Values of Financial Instruments — The estimated fair value of Bam’s financial instruments, which include cash and cash equivalents, accounts receivable, convertible term note, loan from director, capital lease obligations, accounts payable and short-term borrowings, approximate their carrying amount, which is due to their short-term maturities. The recorded amount of Bam’s capital lease obligation approximates the estimated fair value.

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

In November 2002, Bam initiated a restructuring of its operations, and accounted for in accordance with EITF 94-3. As part of the restructuring, upon the sale of its London based studio, Bam granted VIS Entertainment plc a sublease to its London premises through June 2007. VIS had an option to terminate the tenancy of the sublease upon the later of November 30, 2003 and the determination of a porting contract between Bam and VIS. In October 2003, VIS notified Bam that they were terminating the sublease effective November 30, 2003. Bam has contracted with a commercial property agent to find a tenant for the property.

Restructuring costs for the three and six months ended December 31, 2003 comprise Bam’s estimate of its future net expense relating to its former London premises. Management reassesses the estimate on a quarterly basis based on known circumstances and anticipated events and adjusts the reserve as appropriate. In September 2003 and December 2003, management reevaluated and increased its estimate of its future net expense. At December 31, 2003, management’s estimate of its future net expense comprised Bam’s future contractual lease and associated costs payables less estimated sub-lease rental income, net of agent commissions.

Restructuring costs for the three and six months ended December 31, 2003 are as follows (in thousands):

	Three months ended
	December 31, 2003

		Restructuring
		costs expensed
	Restructuring	in the three	Restructuring	Restructuring
	costs unpaid as	months ended	costs paid as of	costs unpaid as
	of September	December 31,	December 31,	of December
	30, 2003	2003	2003	31, 2003

Nature of restructuring costs:
London lease exit costs	$176	$69	$—	$245

	Six months ended
	December 31, 2003

		Restructuring
		costs expensed
	Restructuring	in the six	Restructuring	Restructuring
	costs unpaid as	months ended	costs paid as of	costs unpaid as
	of June 30,	December 31,	December 31,	of December
	2003	2003	2003	31, 2003

Nature of restructuring costs:
London lease exit costs	$—	$245	$—	$245

Restructuring costs for the three and six months ended December 31, 2002, which included employee severance payments, write down costs on property and equipment, and legal fees associated with the disposal of the London based studio, were as follows (in thousands):

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

4.     NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock shares and common stock share equivalents outstanding during the period. Potential common shares consist of warrants and stock options, using the treasury stock method. Potential common shares are excluded from the computation, if their effect is antidilutive, as was the case for the three and six months ended December 31, 2003 and 2002, respectively.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	$(5,121)	$(13,429)	$(6,786)	$(21,850)

Calculation of basic loss per share:
Weighted average number of common stock shares outstanding – basic and diluted	16,748	14,669	15,736	14,632

Net loss per share – basic and diluted	$(0.31)	$(0.92)	$(0.43)	$(1.49)

The following table summarizes common stock equivalents that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive for the periods indicated:

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Options to purchase common stock	503	26	444	97
Warrants to purchase common stock	127	—	69	99
Investment rights to purchase common stock	344	—	172	—
Convertible term note to purchase common stock	—	—	—	—

Total common stock equivalents	974	26	685	196

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

The components of comprehensive loss for the three and six months ended December 31, 2003 and 2002 were as follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	$(5,121)	$(13,429)	$(6,786)	$(21,850)
Change in accumulated translation adjustment	(173)	141	(298)	148
Change in unrealized gain on available-for-sale marketable securities	—	(90)	—	(52)

Comprehensive loss	$(5,294)	$(13,378)	$(7,084)	$(21,754)

6.     INVENTORIES

Inventories, which consist primarily of finished goods, are stated at the lower of cost (based upon the first-in, first-out method) or market value. Bam estimates the net realizable value of slow moving inventories on a product-by-product basis and charges any excess of cost over net realizable value to cost of revenues.

7.     RECEIVABLES

Trade accounts receivable

Accounts receivable, net of allowances, is comprised of the following (in thousands):

	December 31,	June 30,
	2003	2003

Accounts receivable, gross	$7,363	$3,261
Less the following allowances:
Doubtful accounts	(58)	(93)
Sales return and price protection	(4,676)	(2,460)
Cooperative advertising	(513)	(169)

Accounts receivable, net	$2,116	$539

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

Kmart completed its reorganization and emerged from Chapter 11 on May 6, 2003. Under its plan of reorganization Kmart will distribute Kmart Corporation common stock to the unsecured creditors on a pro-rata basis, at an approximate recovery rate of 9.7% on approved payables. Kmart has yet to distribute to Bam any of this common stock, and is unable to state when it will make such distribution or how much the distribution to Bam will be. Accordingly, Bam did not account for any potential recoverable sums as of December 31, 2003 or June 30, 2003.

Concentration of credit risk

As of December 31, 2003, four customers each accounted for between 6% and 58% of Bam’s gross trade accounts receivable, and as of June 30, 2003, four customers each accounted for between 8% and 19% of Bam’s gross trade accounts receivable. Bam has no written agreements or other understandings with any of its customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time.

Revenues from the Bam’s four largest customers collectively accounted for 77% and 78% of its net revenues for the three and six months ended December 31, 2003, respectively, and 55% and 48% of its net revenues for the three and six months ended December 31, 2002, respectively.

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

Under the terms of the Agreement, the finance company’s aggregate outstanding funding is limited to $3.2 million. Bam is required to pay the finance company’s expenses under the contract, a facility fee equal to 5.0% of the funds advanced by the finance company, and interest at prime plus 0.5%. The Agreement terminates on March 31, 2004 and any sums outstanding become repayable on that date. Bam may repay any sums advanced prior to the due date of payment without penalty. As of December 31, 2003, Bam had advances of $1.5 million outstanding under the Agreement. Bam accounts for all cash advances made this Agreement as a current liability. Prepayments for products not yet received are included in prepaid expenses. As of December 31, 2003 there were no prepayments for products not yet received.

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

As of December 31, 2003 and June 30, 2003 Bam had no outstanding letters of credit issued on its behalf.

9.     LOAN FROM DIRECTOR

In August 2003, Bam entered into an unsecured Promissory Note with a Director whereby the Director loaned Bam $250,000. The loan, which bears interest at 6% per annum, is repayable on or before December 31, 2003. As of February 17, 2004, none of the loan or accrued interest had been repaid.

10.     CONVERTIBLE TERM NOTE

In December 2003, Bam sold a convertible term note and 166,667 warrants, raising gross proceeds of $1.5 million (assuming no exercise of the warrants) to an investment group. The note, which bears interest at a rate of 7% per annum, has a maturity date of December 3, 2004. The warrants have a seven-year term and are immediately exercisable at prices ranging between $1.73 and $2.33 per share.

Each month, commencing on April 1, 2004, $166,667 of the principal amount of the note plus accrued and unpaid interest and fees can either be repaid in cash, or converted into Bam’s shares at a fixed conversion price, provided that the closing price of Bam’s shares exceeds 115% of the fixed conversion price for a period of 10 consecutive trading days prior to the date of conversion. If at any other time the closing price of Bam’s shares exceeds 115% of the fixed conversion price for a period of 5 consecutive trading days, Bam has the option to, 10 trading days later, convert all or part of the remaining outstanding note, interest and fees, subject to conversion volume limitations based on Bam’s share trading volume and share price in the 10 trading days prior to such conversion. The holder of the note has the right to convert all or any of the outstanding portion of the note, interest and fees at any time at the fixed conversion price. Conversion of the note by either party is subject to there being an effective registration statement on file with the Securities and Exchange Commission and Nasdaq’s confirmation that this transaction is not integrated with the private offering that closed in October 2003. As of February 17, 2004 an effective registration was not in effect. Nasdaq has advised Bam that the transaction is not integrated with the private offering that closed in October 2003. The fixed conversion price is subject to an anti dilution adjustment should Bam issue stock at a price below the fixed conversion price prior to repayment of the note. The fixed conversion price was originally set at $1.33 per share, but an issuance of shares in January 2004 has triggered the anti-dilution provision, and the fixed conversion price has been adjusted to $1.28 per share. The note is secured by Bam’s North American assets.

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, Bam has allocated $182,000 of the proceeds from the note to the warrants based on the relative fair values of the instruments. Bam has also determined that the embedded conversion option within the note has a value of $182,000 and, in accordance with EITF No. 00-27, has reduced the carrying value of the note and increased additional paid in capital by this amount. These amounts will be amortized to interest expense over the life of the note. In calculating the relative fair values of the warrants Bam valued the instrument using the Black-Scholes option pricing model with the following assumptions: expected term equal to seven years; risk-free interest rate of 3.98%; volatility of 174%; and no dividends during the expected term.

Bam incurred finder and other issuance fees of $195,000 upon closing the note. These costs have been offset against the note and will be amortized to interest expense over the life of the note.

As of December 31, 2003, none of the note had been repaid and an effective registration statement was not in effect.

The convertible term note is comprised of the following (in thousands):

	December 31,	June 30,
	2003	2003

Convertible term note due, gross	$1,500	$—
Add the following:
Interest payable	9	—
Less the following:
Unamortized intrinsic value of conversion option	(159)	—
Unamortized allocated fair value of warrant	(159)	—
Unamortized issuance costs	(171)	—

Convertible term note, net	$1,020	$—

11.     COMMON STOCK

In October 2003, Bam completed the sale of 1,850,000 shares of its common stock and warrants to purchase another 1,665,000 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are immediately exercisable, at $1.87 per share. The placement agents were issued warrants to purchase 277,500 shares of Bam’s common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision. Bam also granted the investors additional investment rights to purchase an additional 1,111,625 shares of its common stock and warrants to purchase another 1,000,462 shares of its common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.96 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.87 and (ii) the lesser of (x) the closing bid price of Bam’s common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of Bam’s common stock on the Nasdaq

Stock Market for the five business days immediately preceding the exercise date of the additional investment right. Bam has allocated the proceeds from the sale of the shares and warrants to the shares, warrants and additional investment rights based on the relative fair values of the instruments. The fair value allocation was as follows: common stock $438,000, net of the value of the warrants issued to the placement agent in the amount of $302,000; warrants $755,000; and additional investment rights $281,000. In calculating the relative fair values of the warrants and the placement agent warrants Bam valued the instruments using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 2.94%; volatility of 185%; and no dividends during the expected term. In calculating the relative fair values of the additional investment rights Bam valued the instrument using the Black-Scholes option pricing model with the following assumptions: expected term equal to six months; risk-free interest rate of 1.01%; volatility of 185%; and no dividends during the expected term.

In January 2004, four of the investors exercised their additional investment rights in full and purchased 990,696 shares of Bam’s common stock at $0.96 per share, resulting in gross proceeds (assuming no exercise of the warrants) of $950,000. These four investors were also issued five-year warrants to purchase 891,626 shares of Bam’s common stock, which are exercisable under the terms of additional investment rights issued in the October private offering of Bam’s securities. The remaining additional investment rights, which are exercisable at $0.96 per share, to purchase 120,929 shares of Bam’s common stock and warrants to purchase another 108,836 shares of Bam’s common stock, are exercisable until March 11, 2004.

As more fully described in Note 15, in September 2002 Bam issued 68,738 shares of common stock pursuant to a license agreement with a production company. Bam capitalized the cost of this issuance at the fair market value of the common stock, equal to $70,000, and is amortizing this amount to royalties, software costs and license costs over the life of the products after release. Bam previously issued 68,738 shares of common stock pursuant to this license agreement in April 2001. During the three months ended December 31, 2003 and 2002, $0 and $44,000, respectively, was amortized to royalties, software costs, and license costs. During the six months ended December 31, 2003 and 2002, $0 and $70,000, respectively, was amortized to royalties, software costs, and license costs.

As more fully described in Note 17, in January 2004 Bam completed the sale of 2,532,522 shares of its common stock and warrants to purchase 1,519,513 additional shares of its common stock, in a private offering to institutional and accredited investors, resulting in gross proceeds 9 assuming no exercise of the warrants) of $2.3 million.

12.     WARRANTS

There were outstanding warrants to purchase a total of 3,187,617 and 878,450 shares of common stock as of December 31, 2003 and June 30, 2003, respectively.

As more fully described in Note 11, in October 2003, Bam completed the sale of 1,850,000 shares of its common stock and warrants to purchase another 1,665,000 shares of its common stock, in a private offering to institutional and accredited investors. The warrants have a five-year term and are immediately exercisable, at $1.87 per share. The placement agents were also issued warrants to purchase 277,500 shares of Bam’s common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision.

In connection with an agreement entered into with a third party financial advisor, Europlay Capital Advisors, LLC (“Europlay”), during November 2003, Bam issued a warrant to purchase up to 200,000 shares of common stock. The warrant has a three year term and is immediately exercisable, at $1.44 per share. The fair value of the warrant was estimated to be $240,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to three years; risk-free interest rate of 2.3%; volatility of 183%; and no dividends during the expected term. The fair value of the warrant was expensed to general and administration during the three and six months ended December 31, 2003. Additional compensation is payable to Europlay should Bam consummate a merger, acquisition or business combination arranged or assisted by Europlay. Mark Dyne, a manager and member of Europlay has served on Bam’s Board of Directors since July 2000.

As more fully described in Note 10, in December 2003, Bam sold a convertible term note and 166,667 warrants to an investment group. The warrants have a seven-year term and are immediately exercisable at prices ranging between $1.73 and $2.33 per share. The relative fair value of the warrants was estimated to be $182,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 3.98%; volatility of 174%; and no dividends during the expected term. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, Bam reduced the carrying value of the underlying note by the relative fair value of the warrant and increased additional paid in capital by the same amount.

In connection with an agreement entered into with a production company during January 2002, Bam obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In connection with the agreement, Bam is required to issue the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events, such as exercising a right to develop a product. Warrants are issued at the average closing price of Bam’s stock for the five days immediately prior to the date of issue, have a five year term from date of issue, and are fully vested and are immediately exercisable upon issuance. Through December 31, 2003, Bam has issued warrants to the production company to purchase a total of 35,000 shares of common stock, at an aggregate cost of $97,000, of which $8,000 was amortized to project abandonment in the year ended June, 30, 2003. Bam is amortizing the remaining licensed asset of $89,000 over the life of the software products on which the warrants are exercisable, expected to be between three and six months, commencing upon release of the products, which occurred in September 2003. During the three and six months ended December 31, 2003 Bam amortized $60,000 and $72,000 respectively, of this asset. As of December 31, 2003, $17,000 of this asset remained unamortized. Bam cannot estimate the aggregate dollar amount of future non-cash charges arising upon the future issuance of warrants as they are based on its share price at future points in time. Each of these future charges will affect the Bam’s gross margins and profitability.

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

Financial information by geographical region is summarized below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues from unaffiliated customers:
North America	$5,405	$14,773	$5,884	$22,062
Europe	518	7,073	1,300	8,492
Other	—	159	102	191

Consolidated	$5,923	$22,005	$7,286	$30,745

Loss from operations:
North America	$(2,904)	$(7,459)	$(4,094)	$(13,083)
Europe	(1,860)	(5,810)	(2,305)	(8,360)

Consolidated	$(4,764)	$(13,269)	$(6,399)	$(21,443)

	December 31,	June 30,
	2003	2003

Identifiable assets:
North America	$31,215	$28,937
Europe	1,763	4,186
Intercompany items and eliminations	(24,744)	(23,663)

Total	$8,234	$9,460

Long-Lived assets:
North America	$1,768	$1,486
Europe	1,009	3,303

Total	$2,777	$4,789

14.     COMMITMENTS

Bam’s principal commitments at December 31, 2003 comprised operating leases and contractual marketing commitments. As of December 31, 2003, Bam had commitments to spend $1.5 million under operating leases and spend $763,000 in advertising on the networks and websites of these content providers, of which $363,000 was due by December 31, 2003. Of these amounts, $1.4 million must be paid no later than December 31, 2004.

15.     CONTINGENCIES

As of December 31, 2003, a finance company had a security interest in Bam’s accounts receivable and inventory, and an investment group had a security interest in all of Bam’s other assets.

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

As of December 31, 2003 and June 30, 2003, other assets comprised $54,000 of guarantee deposits on facilities leased by Bam.

Bam offers a limited warranty on products sold. Bam does not maintain a general warranty reserve as estimated future warranty costs are accounted for in price protection and return reserves accrued at the time of sale of the Bam’s products.

Under an agreement entered into between Bam and a production company, Bam has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. For each film (up to a total of 10 films) that Bam selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued to the production company following the theatrical release of each film for which Bam has developed a product, up to a maximum of 687,375 shares of common stock. As of December 31, 2003 Bam has elected to produce software products for three films pursuant to this agreement. One of these films had its theatrical release during the year ended June 30, 2001 and another had its theatrical release during the year ended June 30, 2002. Accordingly, Bam has issued 137,476 shares of common stock to the production company to date, with an aggregate value of $816,000, which has been fully amortized as of June 30, 2003. Bam is not required to issue stock on the remaining film until such time as the film is released, which is anticipated to be in the spring of calendar year 2004.

In connection with an agreement entered into with a separate production company during January 2002, under which Bam may produce software products based on certain properties owned by the production company, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. As of December 31, 2003, warrants to issue 35,000 shares of common stock have been issued under this agreement, with an aggregate value of $97,000. The issuance of warrants on the remaining 15,000 shares of common stock is contingent upon certain future events occurring, such as exercising a right to develop a product.

In connection with a first look agreement entered into with a production company in May 2002, Bam granted the production company a warrant, with a ten year term from the date of issue, to purchase up to 200,000 shares of Bam’s common stock at an exercise price of $2.60, of which 15,000 shares became immediately exercisable upon the signing of the agreement, at an aggregate cost of $29,000, which has been fully amortized as of June 30, 2003, and the remaining 185,000 shares only become exercisable in multiples of 4,625 shares upon each election by Bam to produce a title based on any films, made for television movies, or television series produced from screenplays to be produced by the production company, up to a maximum ten titles, and multiples of 13,875 shares upon the theatrical release or television air-date of each film for which Bam has developed a title. Upon expiration of the agreement, any unexercised warrants will cease to be exercisable. Bam’s agreement expires upon the later of five years, and the earlier of either the theatrical release or television air-date of the tenth film or television series on which Bam bases a product, and eight years. The agreement was assigned by the production company to another production company in July 2002.

16.     NEW ACCOUNTING PRONOUNCEMENTS

In January 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, Bam has not invested in any entities it believes are variable interest entities for which Bam is the primary beneficiary. For all arrangements entered into after January 31, 2003, Bam is required to continue to apply FIN 46 through March 31, 2004. Bam is required to adopt the provisions of FIN 46-R for those arrangements entered into subsequent to March 31, 2004. For arrangements entered into prior to February 1, 2003, Bam is required to adopt the provisions of FIN 46-R in financial periods commencing on or after April 1, 2004. Bam does not expect the adoption of FIN 46-R to have an impact on Bam’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB FSP No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. Bam believes that it has properly classified and measured in it balance sheets and disclosed in its interim consolidated financial statements both characteristics of both liabilities and equity appropriately.

17.     SUBSEQUENT EVENTS

In January 2004, four of the investors exercised their additional investment rights in full granted under the October 2003 private offering of Bam’s securities, and purchased 990,696 shares of Bam’s common stock at $0.96 per share, resulting in gross proceeds (assuming no exercise of the warrants) of $950,000. These four investors were also issued five-year warrants to purchase 891,626 shares of Bam’s common stock at an exercise price per share equal to the greater of (i) $1.87 and (ii) the lesser of (x) the closing bid price of Bam’s common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of Bam’s common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right.

In January 2004, Bam completed the sale of 2,532,522 shares of its common stock and warrants to purchase another 1,519,513 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $2.3 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are exercisable at $1.40 per share. Bam also granted the investors additional investment rights to purchase an additional 2,467,478 shares of its common stock and warrants to purchase another 1,480,487 shares of its common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.92 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.40 and (ii) the lesser of (x) the closing bid price of Bam’s common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of our common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. The additional investment rights are exercisable until 45 business days after the effectiveness of a registration statement covering the shares and warrants sold.

In January 2004, Brendon Grunewald was appointed to the Board of Directors.

Bam transferred to The Nasdaq SmallCap Market from The Nasdaq National Market on March 27, 2003. Bam currently does not meet The Nasdaq SmallCap Market’s required levels of stockholders’ equity, net income or market value of listed securities, one of which must be met to satisfy the listing maintenance standards. On November 24, 2003, Bam received a notification letter from Nasdaq that its common stock failed to meet these required listing standards. Bam provided Nasdaq with a plan setting forth how it expect to regain compliance with the required listing standards. On February 10, 2004, Bam received a staff determination letter of delisting from Nasdaq. The letter provides that Bam’s plan was not accepted by Nasdaq and that its common stock will be delisted on February 19, 2004, pending its right to appeal Nasdaq’s decision prior to a deadline of February 17, 2004 imposed by Nasdaq. Bam has requested an oral hearing before the Nasdaq Listing Qualification Panel to appeal Nasdaq’s determination to delist its common stock. The hearing is expected to be scheduled within 45 days of the filing of the hearing request. Under applicable rules, the hearing request will stay the delisting of Bam’s common stock, pending a decision by the Nasdaq Panel. Bam intends to present a plan to the Nasdaq Panel for achieving and sustaining compliance with the required listing standards, but there can be no assurance the Nasdaq Panel will grant Bam’s request for continued listing.

On February 17, 2004, the management of Bam agreed with the management of VIS entertainment plc (“VIS”), a Scottish developer of interactive entertainment software products, on the terms of an offer (the “VIS Offer”) to be made by Bam for the acquisition of all of the Ordinary Shares, A Shares and B Shares of VIS in exchange for the issuance of up to 4.5 million unregistered shares (the “VIS Consideration Shares”) of Bam common stock. Based on the closing price per share of $0.85 on February 13, 2004, the aggregate value of the VIS Consideration Shares was $3.825 million. Bam has received irrevocable commitments to accept the VIS Offer from over 90% of the shareholders of VIS. Bam may also require VIS to exercise its right pursuant to the terms of the Articles of Association of VIS to require the remaining shareholders of VIS to accept the VIS Offer.

In addition, on February 17, 2004, management of Bam entered into an agreement with the shareholders of State of Emergency Development Corporation (“SOED”) to acquire all of the share capital of SOED in exchange for the issuance of up to 4.5 million unregistered shares of Bam common stock (the “SOED Consideration Shares”). Based on the closing price per share of $0.85 on February 13, 2004, the aggregate value of the SOED Consideration Shares was $3.825 million. The closing of the SOED acquisition is conditioned upon the closing of the acquisition by Bam of all of the VIS shares.

Bam, the VIS shareholders and the SOED shareholders shall place 750,000 of the Bam shares to be issued in connection with the two transactions in an escrow account for the purpose of indemnifying Bam against the breach by VIS and SOED of the representations and warranties in the purchase agreements. In addition, the parties shall place 450,000 of the Bam shares to be issued in connection with the transactions in an escrow account to provide security for the additional Purchase Price Adjustments set forth in the agreement.

The closing of the two transactions shall be conditioned on, among other things, (i) the shareholders of Bam approving the issuance of the 9 million Bam shares in connection with the two transactions; (ii) Bam raising not less than $12.35 million (net of expenses) from the sale of equity capital prior to the closing date; and (iii) Bam using its commercially reasonable efforts to maintain its listing on the NASDAQ Stock Market.

At the closing of the transactions, Bam, the SOED shareholders and the VIS shareholders shall enter into various agreements affecting the transferability of the SOED Consideration Shares and VIS Consideration Shares. The parties will enter into a registration rights agreement which will require Bam to file, no later than the thirtieth day following the closing date, a registration statement with the Securities and Exchange Commission for the registration of the VIS Consideration Shares and the SOED Consideration Shares. Nevertheless, the parties will also enter into a lock-up agreement which will require the VIS and SOED shareholders to only sell their registered Bam shares in accordance with the following schedule: (i) 25% shall be sold no earlier than the 30th day following the closing date; (ii) an additional 25% shall be sold no earlier than the 180th day following the closing date; (iii) an additional 25% shall be sold no earlier than the 270th day following the closing date; and (iv) the remaining 25% shall be sold no earlier than the first anniversary of the closing date.

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

In July 2003, we entered into a distribution agreement with Acclaim Entertainment Ltd (“Acclaim”) whereby Acclaim exclusively distribute certain current and forthcoming products of ours in PAL territories. PAL is the television standard for the United Kingdom, continental Europe and Australia. Acclaim are responsible for the manufacture, sale, distribution and marketing of the products and are required to pay us based on net receipts from the sales made by them. The agreement obligates Acclaim to pay us minimum guarantee advances both before and after product release dates, but such payments are reduced upon late delivery of a product, and fully repayable upon cancellation of the product.

We have experienced recurring net losses from inception (October 7, 1999) through December 31, 2003. During the six months ended December 31, 2003, we used cash in operating activities of $5.4 million and incurred a net loss of $6.8 million. As of December 31, 2003, we had cash and cash equivalents of $399,000 and an accumulated deficit of $66.6 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should we be unable to continue as a going concern.

In October 2003, we completed the sale of 1,850,000 shares of our common stock and warrants to purchase another 1,665,000 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are exercisable at $1.87 per share. The placement agents were issued warrants to purchase 277,500 shares of our common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision. We also granted the investors additional investment rights to purchase an additional 1,111,625 shares of our common stock and warrants to purchase another 1,000,462 shares of our common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.96 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.87 and (ii) the lesser of (x) the closing bid price of our common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of our common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. In January 2004, four of the investors exercised their additional investment rights in full and purchased 990,696 shares of our common stock at $0.96 per share, resulting in gross proceeds (assuming no exercise of the warrants) of $950,000. These four investors were also issued five-year warrants to purchase 891,626 shares of our common stock, which are exercisable under the terms of additional investment rights issued in the October private offering of our securities. The remaining additional investment rights, which are exercisable at $0.96 per share, to purchase 120,929 shares of our common stock and warrants to purchase another 108,836 shares of our common stock, are exercisable until March 11, 2004.

In December 2003, we sold a convertible term note and 166,667 warrants, raising gross proceeds of $1.5 million (assuming no exercise of the warrants) to an investment group. The note, which bears interest at a rate of 7% per annum, has a maturity date of December 3, 2004. The warrants have a seven-year term and are immediately exercisable at prices ranging between $1.73 and $2.33 per share. Each month, commencing on April 1, 2004, $166,667 of the principal amount of the note plus accrued and unpaid interest and fees can either be repaid in cash, or converted into our shares at a fixed conversion price, provided that the closing price of our shares exceeds 115% of the fixed conversion price for a period of 10 consecutive trading days prior to the date of conversion. If, at any other time, the closing price of our shares exceeds 115% of the fixed conversion price for a period of 5 consecutive trading days, we have the option to, 10 trading days later, convert all or part of the remaining outstanding note, interest and fees, subject to conversion volume limitations based on our share trading volume and share price in the 10 trading days prior to such conversion. The holder of the note has the right to convert all or any of the outstanding portion of the note, interest and fees at any time at the fixed conversion price. Conversion of the note by either party is subject to there being an effective registration statement in effect and Nasdaq’s confirmation that this transaction is not integrated with the private offering that closed in October 2003. As of February 17, 2004 an effective registration was not in effect. Nasdaq has advised us that the transaction is not integrated with the private offering that closed in October 2003. The fixed conversion price is subject to an anti dilution adjustment should we issue stock at a price below the fixed conversion price prior to repayment of the note. The fixed conversion price was originally set at $1.33 per share, but an issuance of shares in January 2004 has triggered the anti-dilution provision, and the fixed conversion price has been adjusted to $1.28 per share. The note is secured by our assets.

In January 2004, we completed the sale of 2,532,522 shares of our common stock and warrants to purchase another 1,519,513 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $2.3 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are exercisable at $1.40 per share. We also granted the investors additional investment rights to purchase an additional 2,467,478 shares of our common stock and warrants to purchase another 1,480,487 shares of our common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.92 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.40 and (ii) the lesser of (x) the closing bid price of our common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of our common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. The additional investment rights are exercisable until 45 business days after the effectiveness of a registration statement covering the shares and warrants sold.

On February 17, 2004, our management agreed with the management of VIS entertainment plc (“VIS”), a Scottish developer of interactive entertainment software products, on the terms of an offer (the “VIS Offer”) to be made by us for the acquisition of all of the Ordinary Shares, A Shares and B Shares of VIS in exchange for the issuance of up to 4.5 million unregistered shares (the “VIS Consideration Shares”) of our common stock. Based on the closing price per share of $0.85 on February 13, 2004, the aggregate value of the VIS Consideration Shares was $3.825 million. We have received irrevocable commitments to accept the VIS Offer from over 90% of the shareholders of VIS. We may also require VIS to exercise its right pursuant to the terms of the Articles of Association of VIS to require the remaining shareholders of VIS to accept the VIS Offer.

In addition, on February 17, 2004, our management entered into an agreement with the shareholders of State of Emergency Development Corporation (“SOED”) to acquire all of the share capital of SOED in exchange for the issuance of up to 4.5 million unregistered shares of our common stock (the “SOED Consideration Shares”). Based on the closing price per share of $0.85 on February 13, 2004, the aggregate value of the SOED Consideration Shares was $3.825 million. The closing of the SOED acquisition is conditioned upon the closing of the acquisition by us of all of the VIS shares.

The parties shall place 750,000 of the shares to be issued in connection with the two transactions in an escrow account for the purpose of indemnifying us against the breach by VIS and SOED of the representations and warranties in the purchase agreements. In addition, the parties shall place 450,000 of our shares to be issued in connection with the transactions in an escrow account to provide security for the additional Purchase Price Adjustments set forth in the agreement.

The closing of the two transactions shall be conditioned on, among other things, (i) our shareholders approving the issuance of the 9 million shares in connection with the two transactions; (ii) our raising not less than $12.35 million (net of expenses) from the sale of equity capital prior to the closing date; and (iii) our using our commercially reasonable efforts to maintain our listing on the NASDAQ Stock Market.

At the closing of the transactions, the parties’ shareholders shall enter into various agreements affecting the transferability of the SOED Consideration Shares and VIS Consideration Shares. The parties will enter into a registration rights agreement which will require us to file, no later than the thirtieth day following the closing date, a registration statement with the Securities and Exchange Commission for the registration of the VIS Consideration Shares and the SOED Consideration Shares. Nevertheless, the parties will also enter into a lock-up agreement which will require the VIS and SOED shareholders to only sell their registered shares of ours in accordance with the following schedule: (i) 25% shall be sold no earlier than the 30th day following the closing date; (ii) an additional 25% shall be sold no earlier than the 180th day following the closing date; (iii) an additional 25% shall be sold no earlier than the 270th day following the closing date; and (iv) the remaining 25% shall be sold no earlier than the first anniversary of the closing date.

We need to raise additional funds to satisfy our future liquidity requirements. These funds may come from either one or a combination of additional financings, exercise of outstanding warrants and additional investment rights, mergers or acquisitions, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to secure additional financing or effectuate any merger or acquisition, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing or effectuate any such merger or acquisition, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

As of December 31, 2003, we had $2.3 million of capitalized development costs and licensed assets, and $1.1 million of prepaid royalties. If we are unable to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of the development projects in progress might have to be abandoned, the related costs might have to be written off, and we would be unable to develop or acquire new titles, which would significantly affect our future cash flows from operations.

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

Use of estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These estimates affect the reported amounts of assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. By their nature, these judgments are subject to an inherent degree of uncertainty. The most significant estimates and assumptions relate to revenue recognition, adequacy of allowances for returns and price protection, doubtful accounts receivable, and cooperative advertising, future costs to be incurred associated with restructuring activities, carrying values of inventories, the future recoverability of prepaid royalties, capitalized software costs and licensed assets, and foreign currency translation.

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

Licensed products: Our licensed product sales are typically made on terms requiring either an upfront minimum prepayment or payment upon delivery of the product, followed by subsequent payments based upon a percentage of monies received by the licensee, in excess of the prepayment, from products distributed by them. These subsequent payments are made at the time the licensee reports products distributed by them, normally on a quarterly basis. If our sale is made requiring an upfront prepayment or payment at the time of delivery, and that sum is non-refundable, we will recognize revenue equal to that sum at the time we deliver the product, provided we have no future deliverables, which is normally the case. We will only recognize subsequent revenue when we receive the licensee report of products distributed by them and of monies due by them, provided the revenue is considered collectible. We bear the risk of the inability of a customer to pay our receivables and of any delay in payment. If the collectibility of a receivable becomes uncertain after revenue has been recognized, we will record an allowance for doubtful accounts against our accounts receivable. We continually monitor, reassess and adjust the adequacy of the allowance for doubtful accounts, based on known circumstances, historical results, commitments made, anticipated events and anticipated commitments. Adjustments to this allowance will affect the reported amounts of expenses during the reporting periods the adjustments are made.

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

RESULTS OF OPERATIONS

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of net revenues for the three and six months ended December 31, 2003 and 2002.

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues
Cost of goods sold	62.8	65.0	59.8	61.0
Royalties, software costs, and license costs	54.7	42.9	53.8	44.3
Project abandonment costs	—	16.8	1.4	18.2

Total cost of revenues	117.5	124.7	115.0	123.5
Research and development (exclusive of amortization of deferred stock compensation)	11.5	3.4	16.7	6.7
Sales and marketing (exclusive of amortization of deferred stock compensation)	23.5	18.9	21.6	22.8
General and administrative (exclusive of amortization of deferred stock compensation)	26.2	10.7	38.5	14.3
Amortization of deferred stock compensation	0.6	0.6	1.5	1.0
Litigation settlement	—	—	(8.9)	1.0
Restructuring costs	1.2	2.0	3.4	1.5

Total costs and expenses	180.5	160.3	187.8	169.8

Loss from operations	(80.5)	(60.3)	(87.8)	(69.8)
Interest income	0.0	0.4	0.0	0.5
Interest expense	(5.4)	(1.2)	(4.8)	(1.7)
Other income (expense)	(0.6)	0.1	(0.5)	(0.1)

Net loss	(86.5)%	(61.0)%	(93.1)%	(71.1)%

*Amortization of deferred stock compensation:
Research and development	0.0%	0.1%	0.0%	0.1%
Sales and marketing	0.0	0.0	0.0	0.1
General and administrative	0.6	0.5	1.5	0.8

	0.6%	0.6%	1.5%	1.0%

Net revenues

Net revenues were $5.9 million and $7.3 million for the three and six months ended December 31, 2003, respectively, compared to $22.0 million and $30.7 million for the comparable periods in 2002, respectively. Revenues declined because we released fewer products in the three and six months ended December 31, 2003 compared to the comparable periods in 2002.

We released four new products in North America during both the three and six months ended December 31, 2003. We also sold products first released in prior quarters. The new products released in North America during the three and six months ended December 31, 2003 were Wallace & Gromit in Project Zoo for the Sony PlayStation 2, the Microsoft Xbox, the Nintendo GameCube and the PC and The Powerpuff Girls Relish Rampage for the Nintendo GameCube.

During the three and six months ended December 31, 2003, under an exclusive distribution agreement with Acclaim for PAL territories, we recognized revenue on one and six products licensed, respectively. PAL is the television standard for the United Kingdom, continental Europe and Australia. With the exception of revenue from Acclaim, all revenue outside of North America was derived from packaged product sales. Revenue from Acclaim is recognized as licensed product revenue. For a description of revenue recognition accounting policies, see Critical Accounting Policies – net revenues. The product licensed to Acclaim in the three and six months ended December 31, 2003 was Wallace & Gromit in Project Zoo for the PC. Products licensed to Acclaim in the three months ended September 30, 2003 were Wallace & Gromit in Project Zoo for the Sony PlayStation 2, the Microsoft Xbox and the Nintendo GameCube, Ed, Edd, n Eddy: Jawbreakers for the Nintendo Game Boy Advance, and Samurai Jack – The Amulet of Time for the Nintendo Game Boy Advance.

During the three and six months ended December 31, 2002 we released 11 and 16 new products, respectively.

We anticipate that, during the three months ended March 31, 2004, net revenues will decrease in absolute dollars, compared to the three months ended December 31, 2003, as fewer new titles will be released in the period.

Net revenues by geographical region for the three and six months ended December 31, 2003 and 2002 are summarized below (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues from unaffiliated customers:
North America	$5,405	$14,773	$5,884	$22,062
Europe	518	7,073	1,300	8,492
Other	—	159	102	191

Total net revenues	$5,923	$22,005	$7,286	$30,745

The following table sets forth our net revenues by customer representing more than 10% of each period’s net revenues for the three and six months ended December 31, 2003 and 2002 (percentages):

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Customer
Kmart	33%	17%	30%	15%
Toys “R” Us	27	12	22	12
Acclaim	*	*	18	*
Ubisoft	*	17	*	14

Total net revenues by customer representing more than 10% of the period’s net revenues	60%	46%	70%	41%

*	less than 10%

Net revenues to Kmart in the three and six months ended December 31, 2002 were made under Kmart’s debtor-in-possession financing arrangement.

Cost of revenues

Cost of goods sold was $3.7 million, or 63% of net revenues, for the three months ended December 31, 2003 as compared to $14.3 million, or 65% of net revenues, for the comparable period in 2002, and $4.4 million, or 60% of net revenues, for the six months ended December 31, 2003 as compared to $18.8 million, or 61% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was due to decreased sales of products in the current period compared to the comparable periods in 2002. There were no cost of goods sold on products licensed to Acclaim as they are responsible for all manufacturing costs. Excluding net revenue arising from products licensed to Acclaim, the percentage of cost of goods sold compared to net revenues deteriorated when compared to the comparable period in 2002, and this was due to a number of factors, including selling products at low margins for inclusion in holiday promotions by retailers, increased price protection allowances and returns reserved against sales. In absolute dollars, cost of goods sold decreased compared to the comparable periods in 2002 as fewer new products were released and less product was sold. We anticipate that, during the three months ended March 31, 2004, costs of goods sold expense will decrease in absolute dollars, compared to the three months ended December 31, 2003, as fewer new titles will be released in the period.

Royalties, software costs, and license costs were $3.2 million, or 55% of net revenues, for the three months ended December 31, 2003 as compared to $9.4 million, or 43% of net revenues, for the comparable period in 2002, and $3.9 million, or 54% of net revenues, for the six months ended December 31, 2003 as compared to $13.6 million, or 44% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was due to fewer releases of new products in the period and decreased sales of product. The increase in the percentage of net revenues was due to decreased sales of product in the period compared to the comparable period, combined with higher development costs on those products released in the period compared to those released in the comparable periods of 2002. We anticipate that, during the three months ended March 31, 2004, royalties, software costs, and license costs will decrease in absolute dollars, compared to the three months ended December 31, 2003, as fewer new titles will be released in the period.

There were no project abandonment costs for the three months ended December 31, 2003. Project abandonment costs were $3.7 million, or 17% of net revenues, for the comparable period in 2002, and $105,000, or 1% of net revenues, for the six months ended December 31, 2002 as compared to $5.6 million, or 18% of net revenues for the comparable period in 2002. During the six months ended December 31, 2003 we abandoned one project, while during the three and six months ended December 31, 2002 we abandoned three and seven projects respectively, including a number late in the development cycle, resulting in higher amounts being expensed.

Research and development

Research and development expenses were $679,000, or 11% of net revenues, for the three months ended December 31, 2003, as compared to $755,000, or 3% of net revenues, for the comparable period in 2002, and $1.2 million, or 17% of net revenues, for the six months ended December 31, 2003, as compared to $2.0 million, or 7% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was primarily as a result of reduced headcount and development activity. The increase in the percentage of net revenues was due to reduced sales volumes in the current period compared to the comparable periods of 2002. We anticipate, in absolute dollar terms, that research and development expenses will remain at current levels during the three months ended March 31, 2004.

Sales and marketing

Sales and marketing expenses were $1.4 million, or 24% of net revenues, for the three months ended December 31, 2003, as compared to $4.2 million, or 19% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was primarily as a result of reduced headcount compared to the comparable period in 2002, and less marketing and selling expenses incurred by us for each product sold in the period as compared to a year ago as a result of limited cash resources, combined with fewer releases of products in North America compared to the comparable period of 2002. The increase in the percentage of net revenues was due to reduced sales volumes in the current period compared to the comparable period of 2002. We anticipate that, during the three months ended March

31, 2004, sales and marketing expenses will decrease in absolute dollars, compared to the three months ended December 31, 2003.

Sales and marketing expenses were $1.6 million, or 22% of net revenues, for the six months ended December 31, 2003, as compared to $7.0 million, or 23% of net revenues, for the comparable period in 2002. The decrease in absolute dollars was primarily a result of reduced headcount, fewer releases of new products in North America during the period, and limited cash resources resulting in limited marketing and selling activities in the period as compared the comparable period in 2002. The increase in the percentage of net revenues was due to reduced sales volumes compared to the comparable period of 2002.

General and administrative

General and administrative expenses were $1.6 million, or 26% of net revenues, for the three months ended December 31, 2003, compared to $2.3 million, or 11% of net revenues, for the comparable period in 2002. During the three months ended December 31, 2002 we incurred $900,000 of credit insurance premiums on sales made to Kmart. These costs were not repeated in the three months ended December 31, 2003. Excluding these costs, general and administrative expenses were flat period on period, with the exception that during the three months ended December 31, 2003 we incurred a non cash charge of $240,000 on a warrant issued to a financial consultant. The increase in the percentage of net revenues was due to reduced sales volumes. We anticipate that general and administrative expenses will, in absolute dollar terms, remain at current levels during the three months ended March 2004.

General and administrative expenses were $2.8 million, or 39% of net revenues, for the six months ended December 31, 2002, compared to $4.4 million, or 14% of net revenues, for the comparable period in 2002. During the six months ended December 31, 2003 we incurred a non cash charge of $240,000 on a warrant issued to a financial consultant. During the six months ended December 31, 2002 we incurred $900,000 of credit insurance on sales made to Kmart, and increased our bad debt allowance against our Kmart long-term receivable by $547,000. Excluding these costs, general and administrative expenses decreased and this was due to lower professional fees and facilities costs during the six months ended December 31, 2003.

Amortization of deferred stock compensation

Amortization of deferred stock compensation was $36,000, or 1% of net revenues, for the three months ended December 31, 2003, compared to $133,000, or 1% of net revenues, for the comparable period in 2002, and $109,000, or 1% of net revenues, for the six months ended December 31, 2003 compared to $294,000, or 1% of net revenues, for the comparable period in 2002. Amortization of deferred stock compensation resulted from varying terms of stock option grants previously made, and by using the multiple option award valuation and amortization approach, which is an accelerated amortization method to account for compensatory stock options granted to employees and directors during the six months ended September 30, 2001. We expect to amortize $41,000 during the remainder of fiscal 2004 and $24,000 during fiscal 2005.

Litigation settlement

Litigation settlement was $0 for both the three months ended December 31, 2003 and December 31, 2002, and $650,000 credit, or 9% of net revenues, for the six months ended December 31, 2003 compared to $0 for the comparable period in 2002, and comprises sums receivable from the settlement of a legal dispute with Amaze Entertainment, Inc.

Restructuring costs

Restructuring costs were $69,000, or 1% of net revenues, for the three months ended December 31, 2003, compared to $451,000, or 2% of net revenues, for the comparable period in 2002, and $245,000, or 3% of net revenues, for the six months ended December 31, 2003 compared to $451,000, or 2% of net revenues, for the comparable period in 2002. Restructuring costs in the three and six months ended December 31, 2003 comprise our estimate of our future net expense relating to our former London premises. Restructuring costs in the three and six months ended

December 31, 2002 comprise headcount reduction severance payments of $254,000, and costs of $197,000 incurred upon the disposal of our London development studio. As part of this restructuring, we wrote off $1.3 million of capitalized development costs and included such costs in Cost of Revenues – Project abandonment costs in the three and six months ended December 31, 2002.

Interest income

Interest income was $1,000 for the three months ended December 31, 2003, as compared to $79,000 for the comparable period in 2002 and $2,000 for the six months ended December 31, 2003 as compared to $143,000 for the comparable period in 2002. Interest income in each period relates to interest earned on funds deposited in money market accounts and decreased as a result of lower money market account balances and decreased interest rates. Interest income will continue to be minimal in the three months ended March 31, 2004.

Interest expense

Interest expenses were $321,000, or 5% of net revenues, for the three months ended December 31, 2003, compared to $258,000, or 1% of net revenues, for the comparable period in 2002, and $349,000, or 5% of net revenues, for the six months ended December 31, 2003, compared to $526,000, or 2% of net revenues, for the comparable period in 2002. Interest expense increased as a result of our borrowing under a more expensive short-term line of credit in 2003 and our new borrowings under a convertible term note and from a director. For the three and six months ended December 31, 2003, interest expense includes $23,000 of amortized intrinsic value of the conversion option of the convertible term note, $23,000 of amortized fair value of the warrants to the note, and $24,000 of amortized issuance costs incurred under the note. We anticipate that, during the three months ended March 31, 2004, interest expense will decrease in absolute dollars, compared to the three months ended December 31, 2003, as less short-term borrowing will be necessary as a result of fewer new titles being released in the period.

Other income (expense)

Other income (expense) was $37,000 expense, or 1% of net revenues, for the three months ended December 31, 2003, compared to $19,000 income for the comparable period in 2002, and $40,000 expense, or 1% of net revenues, for the six months ended December 31, 2003 compared to $24,000 expense for the comparable period in 2002. Other income (expense) comprised mostly foreign exchange gains and losses on UK receivables and payables.

LIQUIDITY AND CAPITAL RESOURCES

In October 2003, we completed the sale of 1,850,000 shares of our common stock and warrants to purchase another 1,665,000 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. In January 2004, four of the investors exercised additional investment rights granted in the private offering, and we completed the sale of 990,696 shares of our common stock and warrants to purchase another 891,626 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $950,000, under the terms of the additional investment rights.

In December 2003, we sold a convertible term note and 166,667 warrants, raising gross proceeds of $1.5 million (assuming no exercise of the warrants) to an investment group. The note, which bears interest at a rate of 7% per annum, has a maturity date of December 3, 2004. The warrants have a seven-year term and are immediately exercisable at prices ranging between $1.73 and $2.33 per share. Each month, commencing on April 1, 2004, $166,667 of the principal amount of the note plus accrued and unpaid interest and fees can either be repaid in cash, or converted into our shares at a fixed conversion price, provided that the closing price of our shares exceeds 115% of the fixed conversion price for a period of 10 consecutive trading days prior to the date of conversion. If, at any other time, the closing price of our shares exceeds 115% of the fixed conversion price for a period of 5 consecutive trading days, we have the option to, 10 trading days later, convert all or part of the remaining outstanding note, interest and fees, subject to conversion volume limitations based on our share trading volume and share price in the 10 trading days prior to such conversion. The holder of the note has the right to convert all or any of the outstanding portion of the note, interest and fees at any time at the fixed conversion price. Conversion of the note by either party is subject to there being an effective registration statement in effect and Nasdaq’s confirmation that this transaction is not integrated with the private offering that closed in October 2003. As of February 17, 2004 an effective registration was not in effect. Nasdaq has advised us that the transaction is not integrated with the private offering that closed in October 2003. The fixed conversion price is subject to an anti dilution adjustment should we issue stock at a price below the fixed conversion price prior to repayment of the note. The fixed conversion price was originally set at $1.33 per share, but an issuance of shares in January 2004 has triggered the anti-dilution provision, and the fixed conversion price has been adjusted to $1.28 per share. The note is secured by our assets.

In January 2004, we completed the sale of 2,532,522 shares of our common stock and warrants to purchase another 1,519,513 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $2.3 million, in a private offering to institutional and accredited investors.

We need to raise additional funds to satisfy our future liquidity requirements. These funds may come from either one or a combination of additional financings, exercise of outstanding warrants and additional investment rights, mergers or acquisitions, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to secure additional financing or effectuate any merger or acquisition, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing or effectuate any such merger or acquisition, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

We transferred to The Nasdaq SmallCap Market from The Nasdaq National Market on March 27, 2003. We currently do not meet The Nasdaq SmallCap Market’s required levels of stockholders’ equity, net income or market value of listed securities, one of which must be met to satisfy the listing maintenance standards. On November 24, 2003, we received a notification letter from Nasdaq that our common stock fails to meet these required listing standards. We have provided Nasdaq with a plan setting forth how we expect to regain compliance with the required listing standards. On February 10, 2004, we received a staff determination letter of delisting from Nasdaq. The letter provides that our plan was not accepted by Nasdaq and that our common stock will be delisted on February 19, 2004, pending our right to appeal Nasdaq’s decision prior to a deadline of February 17, 2004 imposed by Nasdaq. We have requested an oral hearing before the Nasdaq Listing Qualification Panel to appeal Nasdaq’s determination to delist our common stock. The hearing is expected to be scheduled within 45 days of the filing of the hearing request. Under applicable rules, the hearing request will stay the delisting of our common stock, pending a decision by the Nasdaq Panel. We intend to present a plan to the Nasdaq Panel for achieving and sustaining compliance with the required listing standards, but there can be no assurance the Nasdaq Panel will grant our request for continued listing.

Net cash used in operating activities was $5.4 million for the six months ended December 31, 2003, as compared to $12.4 million for the comparable period in 2002. For the six months ended December 31, 2003 and 2002, net cash used in operating activities was the result of net losses, net of depreciation, amortization, provision for price protection and cooperative advertising, offset by net increases in operating assets, primarily prepaid royalties, capitalized software costs and licensed assets.

Net cash used in investing activities was $5,000 for the six months ended December 31, 2003, as compared to net cash provided by investing activities of $7.9 million for the comparable period in 2002. Net cash used in investing activities during the three months ended December 31, 2003, consisted of the purchase of property and equipment. For the comparative period, net cash provided by investing activities consisted of the sale of short-term investments offset by the purchase of property and equipment.

Net cash provided by financing activities was $4.8 million for the six months ended December 31, 2003, as compared to net cash provided by financing activities of $2.1 million for the comparable period in 2002. Net cash provided by financing activities during the six months ended December 31, 2003 consisted mostly of net advances under a finance agreement with a finance company, funds received from a private placement, funds received from the sale of a convertible term note, a loan from a director and the exercise of stock options. For the comparable period, net cash used in financing activities consisted mostly of net advances under a finance agreement with a different finance company.

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

Under the terms of the Agreement, the finance company’s aggregate outstanding funding is limited to $3.2 million. We are required to pay the finance company’s expenses under the contract, a facility fee equal to 5.0% of the funds advanced by the finance company, and interest at prime plus 0.5%. The Agreement terminates on March 31, 2004 and any sums outstanding become repayable on that date. We may repay any sums advanced prior to the due date of payment without penalty. As of December 31, 2003, we had advances of $1.5 million outstanding under the Agreement.

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

As of December 31, 2003 and June 30, 2003 we had no outstanding letters of credit issued on our behalf.

As of December 31, 2003, we had cash and cash equivalents of $399,000 and an accumulated deficit of $66.6 million. As of June 30, 2003, we had cash and cash equivalents of $1.1 million.

Capital expenditures were $5,000 and $309,000 for the six months ended December 31, 2003 and 2002, respectively. We did not have any material commitments for capital expenditures at either of those dates.

In January 2003 we granted, subject to landlord’s consent, a sublease on our London premises. In October 2003, the lessee advised us that they were terminating the sublease effective November 30, 2003. We have contracted a commercial property agent to find a tenant for the property.

Our principal commitments at December 31, 2003 comprised operating leases and contractual marketing commitments. As of December 31, 2003, we had commitments to spend $1.5 million under operating leases and spend $763,000 in advertising on the networks and websites of these content providers, of which $363,000 was due by December 31, 2003. Of these amounts, $1.4 million must be paid no later than December 31, 2004.

RISK FACTORS

In addition to the other information in this quarterly report, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully obtain additional financing or enter into a merger or acquisition, we may not have sufficient cash to continue operations for the next six months.

Although we raised gross proceeds of approximately $1.8 million through the sale of our common stock, warrants and additional investment rights in October 2003, $1.5 million through the sale of a convertible term note and warrants in December 2003, $950,000 in January 2004 through the exercise of additional investment rights that were sold in October 2003, and $2.3 million through the sale of our common stock, warrants and additional investment rights in January 2004, we will need to raise additional funds. These funds may come from either one or a combination of additional financings, exercise of outstanding warrants and additional investment rights, mergers or acquisitions, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to secure additional financing or effectuate any merger or acquisition, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing or effectuate any such merger or acquisition, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

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

We incurred net losses of $6.8 million for the six months ended December 31, 2003, $36.2 million for the year ended June 30, 2003, $15.7 million for the year ended June 30, 2002, and $1.6 million for the year ended June 30, 2001. We will need to generate significant revenues and control expenses to achieve profitability. There can be no assurance that our revenues will grow in the future or that we will achieve sufficient revenues for profitability. If we fail to achieve profitability, or sustain or increase profitability if we achieve it, this will have a negative impact on our operating results.

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

Pursuant to a license agreement with a production company, we are obligated to issue 68,738 shares of our common stock after the release of any film for which we elect to produce interactive entertainment software products, up to 10 films or 687,375 shares of common stock. To date, we have elected to produce titles for three films and have issued 137,476 shares under this agreement for an aggregate value of $816,000. We are required to issue these shares when the films are released and will then incur a non-cash charge. We cannot estimate the aggregate dollar amount of these future non-cash charges as they will be based on our share price at a future point in time, but they may be substantial. All of the non-cash charges on the shares issued to date under the agreement had been amortized as of December 31, 2003.

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we incurred a non-cash charge of $97,000, of which $8,000 was amortized to project abandonment in the year ended June, 30, 2003. We are amortizing the remaining licensed asset of $89,000 over the life of the software products on which the warrants are exercisable, expected to be between three and six months, commencing upon release of the products, which occurred in September 2003. As of December 31, 2003, we had amortized $72,000 of this charge. Under the agreement, additional warrants to purchase up to an additional 15,000 shares may be issued, contingent upon certain future events occurring, such as exercising the right to develop a product. Upon issuance of the warrants we will incur an additional non-cash charge. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time. Each of these future charges will affect our gross margins and profitability.

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

Although we raised gross proceeds of approximately $1.8 million through the sale of our common stock, warrants and additional investment rights in October 2003, $1.5 million through the sale of a convertible term note and warrants in December 2003, $950,000 in January 2004 through the exercise of additional investment rights that were sold in October 2003, and $2.3 million through the sale of our common stock, warrants and additional investment rights in January 2004, if we are not acquired by or merge with another entity or if we are not able to raise additional capital via sale or license of certain of our assets, we will need to consummate additional financing transactions pursuant to which we receive additional liquidity. These additional financings will likely take the form of us raising additional capital through either one or a combination of public or private equity offerings or debt financings and the exercise of outstanding warrants and additional investment rights. To the extent we raise additional capital by issuing equity securities, our stockholders will likely experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock.

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

A significant portion of our revenues is derived each quarter from a relatively limited number of products that were released in that quarter or the or in the immediately preceding quarter. During the six months ended December 31, 2003, sales of four products each accounted for between 10% and 39% of our net revenues. During the six months ended December 31, 2002, sales of four products each accounted for between 10% and 16% of our net revenues. We expect that a limited number of products will continue to produce a disproportionately large amount of our net revenues. Due to this dependence on a limited number of brands, the failure of one or more products to achieve anticipated results could, and in the past has, significantly harmed our business and operating results.

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

The costs of developing and marketing products for existing and anticipated interactive entertainment hardware platforms can be substantial and could negatively impact our results of operations.

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

If interactive entertainment hardware platforms fail to achieve significant market acceptance, it may negatively impact our sales and results of operations.

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

Over 78% of our net revenues are derived from sales to our four largest customers. We could be adversely affected if any of them reduced or terminated their purchases from us or did not pay their obligations to us.

Revenues from our four largest customers collectively accounted for 78% of our net revenues for the six months ended December 31, 2003, as compared to 55% of our net revenues for the six months ended December 31, 2002. As of December 31, 2003, four customers each accounted for between 6% and 58% of our gross trade accounts receivable, and as of June 30, 2003, four customers each accounted for between 8% and 19% of our gross trade accounts receivable. We have no written agreements or other understandings with any of our customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would negatively impact us.

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

We transferred to The Nasdaq SmallCap Market from The Nasdaq National Market on March 27, 2003. We currently do not meet The Nasdaq SmallCap Market’s required levels of stockholders’ equity, net income or market value of listed securities, one of which must be met to satisfy the listing maintenance standards. On November 24, 2003, we received a notification letter from Nasdaq that our common stock fails to meet these required listing standards. We have provided Nasdaq with a plan setting forth how we expect to regain compliance with the required listing standards. On February 10, 2004, we received a staff determination letter of delisting from Nasdaq. The letter provides that our plan was not accepted by Nasdaq and that our common stock will be delisted on February 19, 2004, pending our right to appeal Nasdaq’s decision prior to a deadline of February 17, 2004 imposed by Nasdaq. We have requested an oral hearing before the Nasdaq Listing Qualification Panel to appeal Nasdaq’s determination to delist our common stock. The hearing is expected to be scheduled within 45 days of the filing of the hearing request. Under applicable rules, the hearing request will stay the delisting of our common stock, pending a decision by the Nasdaq Panel. We intend to present a plan to the Nasdaq Panel for achieving and sustaining compliance with the required listing standards, but there can be no assurance the Nasdaq Panel will grant our request for continued listing.

If our common stock is delisted from The Nasdaq SmallCap Market, our common stock would trade on the Over-The-Counter Bulletin Board, which is viewed by most investors as a less desirable and less liquid marketplace. In addition, we would incur penalties under the terms of our October 2003 financing. Thus, delisting from The Nasdaq SmallCap Market could adversely affect the liquidity and price of our common stock and could have a long-term impact on our ability to raise additional capital in the future.

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

INTEREST RATE RISK

We do not consider our cash and cash equivalents to be subject to interest rate risk due to the short maturities of the instruments in which we have invested. We are exposed to interest rate risk on our financing arrangement with a finance company. We do not enter into derivative securities or other financial instruments for trading or speculative purposes. We estimate that a 10% change in interest rates would have impacted our results of operations by less than $25,000 for the six months ended December 31, 2003.

INFLATION

Inflation has not had a material adverse effect on our results of operations; however, our results of operations may be materially and adversely affected by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rule 13a – 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed with the Securities and Exchange Commission under the Exchange Act.

(b)  Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Registrant occasionally becomes involved in litigation arising from the normal course of business. The Registrant believes that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

In October 2003, the Registrant completed the sale of 1,850,000 shares of its common stock and warrants to purchase another 1,665,000 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. Expenses incurred in connection with the sale totaled approximately $0.3 million.

These proceeds had been fully utilized as of December 31, 2003 as follows:

•	$0.7 million for product development and prepaid royalties

•	$0.8 million for additional working capital.

ITEM 3. DEFAULTS UPON SENIOR NOTES – Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 19, 2003, the Registrant held its annual meeting of stockholders. Of 16,775,388 shares eligible to vote, 15,916,963 votes were returned, or 95%, formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal No. 1 - Election of director, Proposal No. 2 - Approval of the Registrant’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, which provides for 1,500,000 shares of Common Stock to be authorized and reserved for issuance under the Plan, Proposal No. 3 - Approval of a transaction or series of transactions that may result in the issuance of more than 20% of the outstanding shares of the Registrant’s Common Stock, and Proposal No. 4 - Ratification of appointment of independent accountants.

The results of voting on these proposals are as follows:

Proposal No. 1 – Election of Directors

Director	For	Against	Elected

Anthony G. Williams	15,832,861	84,102	Yes

Proposal No. 2 – Approval of the Registrant’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan, which provides for 1,500,000 shares of Common Stock to be authorized and reserved for issuance under the Plan.

     Proposal No. 2 was approved with 9,705,495 shares voted for, 214,738 voted against, and 11,747 abstained from voting, thereby approving the Registrant’s 2003 Stock Option, Deferred Stock and Restricted Stock Plan.

Proposal No. 3 – Approval of a transaction or series of transactions that may result in the issuance of more than 20% of the outstanding shares of the Registrant’s Common Stock.

     Proposal No. 3 was approved with 9,668,268 shares voted for, 236,744 voted against, and 26,950 abstained from voting, thereby approving a transaction or series of transactions that may result in the issuance of more than 20% of the outstanding shares of the Registrant’s Common Stock.

Proposal No. 4 – Ratification of appointment of independent accountants.

     Proposal No. 4 was approved with 15,878,016 shares voted for, 25,841 voted against, and 13,106 abstained from voting, thereby approving the ratification of appointment of Deloitte & Touche LLP as independent accountants to provide audit services to the Registrant and its subsidiaries for the fiscal year ending June 30, 2004.

ITEM 5. OTHER INFORMATION – Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1	Form of Stock Purchase Warrant dated as of September 30, 2003 by and between the Registrant and each of the Purchasers (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2003).

4.1(a)	List of Purchasers who entered into Stock Purchase Warrant referenced in Exhibit 4.1 with the Registrant (incorporated by reference to Exhibit 4.1(a) of the Registrant’s Registration Statement on Form S-3, as amended (File No 333-110063), filed with the Securities and Exchange Commission on December 10, 2003).

4.2	Form of Additional Investment Right dated as of September 30, 2003 by and between the Registrant and each of the Purchasers (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 3, 2003).

4.2(a)	List of Purchasers who entered into Additional Investment Right referenced in Exhibit 4.2 with the Registrant (incorporated by reference to Exhibit 4.2(a) of the Registrant’s Registration Statement on Form S-3, as amended (File No 333-110063), filed with the Securities and Exchange Commission on December 10, 2003).

4.3	Form of Additional Investment Right Warrant that may be entered into by and between the Registrant and each of the Purchasers, which is attached as Exhibit 1 to the Additional Investment Right (Exhibit 4.2) and incorporated by reference therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (File No 333-110063), filed with the Securities and Exchange Commission on October 29, 2003).

4.4	Common Stock Registration Rights Agreement dated as of September 30, 2003 by and between the Registrant and each of the Purchasers set forth on the execution pages thereof (incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-3 (File No 333-112724), filed with the Securities and Exchange Commission on February 11, 2004).

4.5	Warrant Shares Registration Rights Agreement dated as of September 30, 2003 by and between the Registrant and each of the Purchasers set forth on the execution pages thereof (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3 (File No 333-112724), filed with the Securities and Exchange Commission on February 11, 2004).

4.6	Secured Convertible Note dated as of December 3, 2003 by and between the Registrant and Laurus Master Fund, Ltd thereof (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2003).

4.7	Warrant dated as of December 3, 2003 by and between the Registrant and Laurus Master Fund, Ltd (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2003).

4.8	Registration Rights Agreement dated as of December 3, 2003 by and between the Registrant and Laurus Master Fund, Ltd (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2003).

4.9	Security Agreement dated as of December 3, 2003 by and between the Registrant and Laurus Master Fund, Ltd (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2003).

4.10	Warrant dated as of November 19, 2003 by and between the Registrant and Europlay Capital Advisors, LLC (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-3 (File No. 333-112052) filed with the Securities and Exchange Commission on January 21, 2004).

10.1(b)	Amendment to Letter of Intent dated November 25, 2003 between BAM Entertainment Limited, a subsidiary of the Registrant, and Acclaim Entertainment, Ltd., a subsidiary of Acclaim Entertainment, Inc.

10.2	Securities Purchase Agreement dated as of September 30, 2003 by and among the Registrant and the Purchasers set forth on the execution pages thereof (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3, as amended (File No 333-110063), filed with the Securities and Exchange Commission on December 10, 2003).

10.3	First Amendment to Securities Purchase Agreement dated as of October 20, 2003 by and among the Registrant and the Purchasers set forth on the execution pages thereof (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-3, as amended (File No 333-110063), filed with the Securities and Exchange Commission on December 10, 2003).

10.4	Side Letter Agreement dated as of October 28, 2003 by and among the Registrant and the Purchasers set forth on the execution pages thereof (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-3, as amended (File No 333-110063), filed with the Securities and Exchange Commission on December 10, 2003).

10.5	Securities Purchase Agreement dated as of December 3, 2003 by and between the Registrant and Laurus Master Fund, Ltd (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2003).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On October 2, 2003, under Item 5 – Other events. Regarding the Registrant’s announcement on September 30, 2003 that it had agreed to sell 1,850,000 shares of its common stock and warrants to purchase another 1,665,000 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1,776,000, in a private offering to institutional and accredited investors. A copy of the press release announcing the private offering was furnished as Exhibit 99.1 to the Form 8-K, and a copy of the press release announcing the completion of the offering was furnished as Exhibit 99.2 to the Form 8-K.

On October 3, 2003, under Item 7 – Exhibits. The registrant filed an Amendment No. 1 to its Form 8-K that was originally filed on October 2, 2003 to include an additional exhibit.

On November 17, 2003, under Item 12 – Results of Operation and Financial Condition. Regarding the Registrant’s announcement on November 14, 2003 of its financial results for the quarter ended September 30, 2003. A copy of the press release was furnished as Exhibit 99.1 to the Form 8-K.

On December 10, 2003, under Item 5 – Other events. The Registrant announced that on December 3, 2003 it had agreed to sell a $1,500,000 7% secured convertible one-year term note and a three-year warrant to purchase 166,667 shares of its common stock in a private offering to Laurus Master Fund, Ltd. A copy of the press release was furnished as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAM! ENTERTAINMENT, INC.

Date: February 17, 2004	By:	/S/ RAYMOND C. MUSCI

Raymond C. Musci
Chief Executive Officer

Date: February 17, 2004	By:	/S/ STEPHEN M. AMBLER

Stephen M. Ambler
Chief Financial Officer and Vice President of Finance