Form 10-Q
period 2004-03-31
BAM ENTERTAINMENT INC
filed 2004-05-24
CIK 1132809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 21, 2004:
27,834,228

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$290	$1,068
Accounts receivable, net of allowance of $888 as of March 31, 2004 and $2,722 as of June 30, 2003	455	539
Inventories	618	961
Prepaid royalties	291	1,067
Prepaid expenses and other	585	1,036

Total current assets	2,239	4,671
Capitalized software and licensed assets, net	1,228	4,138
Property and equipment, net	318	597
Long-term receivable, net of allowance of $1,627 as of March 31, 2004 and $1,627 as of June 30, 2003	—	—
Other assets	672	54

Total assets	$4,457	$9,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable – trade	$2,590	$3,199
Royalties payable	761	1,242
Loan from director	260	—
Convertible term note	1,256	—
Obligations under capital leases – short-term portion	27	27
Accrued compensation and related benefits	772	785
Deferred revenue	378	148
Accrued expenses and other	1,511	773

Total current liabilities	7,555	6,174
Obligations under capital leases – long-term portion	6	26
Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity (deficit):
Common stock $0.001 par value; shares authorized; 100,000,000; shares issued and outstanding: 20,410,984 and 14,678,290 as of March 31, 2004 and June 30, 2003, respectively	20	15
Additional paid-in capital	67,910	62,986
Deferred stock compensation	(42)	(245)
Accumulated deficit	(71,027)	(59,811)
Accumulated other comprehensive income	35	315

Total stockholders’ equity (deficit)	(3,104)	3,260

Total liabilities and stockholders’ equity (deficit)	$4,457	$9,460

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues	$599	$2,866	$7,885	$33,611
Costs and expenses:
Cost of revenues
Cost of goods sold	429	1,962	4,782	20,714
Royalties, software costs, and license costs	2,371	1,871	6,290	15,497
Project abandonment costs	—	1,032	105	6,645

Total cost of revenues	2,800	4,865	11,177	42,856
Research and development (exclusive of amortization of deferred stock compensation)	300	527	1,517	2,575
Sales and marketing (exclusive of amortization of deferred stock compensation)	303	1,186	1,880	8,198
General and administrative (exclusive of amortization of deferred stock compensation)	1,405	1,385	4,215	5,777
Amortization of deferred stock compensation*	23	44	132	338
Litigation settlement	—	—	(650)	—
Restructuring costs (benefit)	(87)	8	158	459

Total costs and expenses	4,744	8,015	18,429	60,203

Loss from operations	(4,145)	(5,149)	(10,544)	(26,592)
Interest income	—	3	2	146
Interest expense	(278)	(50)	(627)	(576)
Other income (expense)	(7)	72	(47)	48

Net loss	$(4,430)	$(5,124)	$(11,216)	$(26,974)

Net loss per share:
Basic and diluted	$(0.23)	$(0.35)	$(0.66)	$(1.84)

Shares used in computation:
Basic and diluted	19,296	14,672	16,922	14,645

*Amortization of deferred stock compensation:
Research and development	$1	$(51)	$3	$(27)
Sales and marketing	1	(25)	3	(9)
General and administrative	21	120	126	374

	$23	$44	$132	$338

See notes to condensed consolidated financial statements

BAM! ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(11,216)	$(26,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,512	21,473
Provision for bad debts, sales returns, price protection and cooperative advertising	3,818	12,249
Fair value of a warrant issued to a consultant	240	—
Fair value of a warrant issued to a developer	—	4
Consulting services performed in exchange for stock options	—	12
Other	—	(52)
Changes in operating assets and liabilities:
Accounts receivable	(2,997)	(3,630)
Inventories	252	1,880
Prepaid expenses and other	500	819
Prepaid royalties	(59)	(845)
Capitalized software costs and licensed assets	(2,148)	(12,151)
Other assets – long-term royalties	—	790
Accounts payable – trade	(815)	(2,433)
Royalties payable	(490)	532
Accrued compensation and related benefits	(30)	(121)
Deferred revenue	230	(47)
Accrued expenses and other	106	(1,312)

Net cash used in operating activities	(6,097)	(9,806)

Cash flows from investing activities:
Purchase of property and equipment	(6)	(338)
Sale of property and equipment	—	153
Proceeds from sale of short-term investments	—	8,185
Increase in other assets	—	(24)

Net cash provided by (used in) investing activities:	(6)	7,976

Cash flows from financing activities:
Proceeds from private placements, net of issuance costs	4,132	—
Proceeds from convertible term note, net of issuance costs	1,340	—
Net proceeds from exercise of stock options	195	—
Loan from director	260	—
Advances under short-term borrowings	3,411	8,628
Repayments of short-term borrowings	(3,411)	(9,987)
Issuance costs in connection with the proposed acquisition of VIS and SOED and the issuance of securities pursuant thereto	(590)	—
Payments under capital leases	(20)	—
Net proceeds from issuance of stock under employee stock purchase plan	—	27

Net cash provided by (used in) financing activities	5,317	(1,332)

Net decrease in cash and cash equivalents	(786)	(3,162)
Net effect on cash and cash equivalents from change in exchange rates	8	218
Cash and cash equivalents, beginning of period	1,068	4,726

Cash and cash equivalents, end of period	$290	$1,782

Supplementary disclosure of cash flow information:
Cash paid for interest	$347	$576

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

The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on June 30, 2004.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2003, together with management’s discussion and analysis of financial condition and results of operations, contained in Bam’s 2003 Annual Report and Form 10-K.

Reclassifications - Certain 2003 amounts have been reclassified to conform with 2004 presentation. Such reclassifications had no effect on net revenues, net loss or shareholders’ equity.

Going Concern and Liquidity Uncertainties - These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in these condensed consolidated financial statements, during the nine months ended March 31, 2004, Bam used cash in operating activities of $6.1 million and incurred a net loss of $11.2 million. As of March 31, 2004, Bam had cash and cash equivalents of $290,000 and its accumulated deficit was $71.0 million. These factors, among others, raise substantial doubt about Bam’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should Bam be unable to continue as a going concern.

In October 2003, Bam completed the sale of 1,850,000 shares of its common stock and warrants to purchase another 1,665,000 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are immediately exercisable, at $1.87 per share. The placement agents were issued warrants (“placement agent warrants”) to purchase 277,500 shares of Bam’s common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision. Bam also granted the investors additional investment rights to purchase an additional 1,111,625 shares of its common stock and warrants to purchase another 1,000,462 shares of its common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.96 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.87 and (ii) the lesser of (x) the closing bid price of Bam’s common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of Bam’s common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. Between January and March 2004, six of the investors exercised their additional investment rights in full and purchased 1,060,858 shares of Bam’s common stock at $0.96 per share, resulting in gross proceeds (assuming no exercise of the warrants) of $1.0 million. These investors were also issued five-year warrants to purchase 954,772 shares of Bam’s common stock, which are exercisable under the terms of additional investment rights issued in the October private offering of Bam’s securities. The remaining additional investment rights to purchase 50,767 shares of Bam’s common stock and warrants to purchase another 45,690 shares of Bam’s common stock lapsed on March 11, 2004.

In December 2003, Bam sold a convertible term note and 166,667 warrants, raising gross proceeds of $1.5 million (assuming no exercise of the warrants) to an investment group. The note, which bears interest at a rate of 7% per annum, has a maturity date of December 3, 2004. The warrants have a seven-year term and are immediately exercisable at prices ranging between $1.73 and $2.33 per share. Each month, commencing on April 1, 2004, $166,667 of the principal amount of the note plus accrued and unpaid interest and fees can either be repaid in cash, or converted into Bam’s shares at a fixed conversion price, provided that the closing price of Bam’s shares exceeds 115% of the fixed conversion price for a period of 10 consecutive trading days prior to the date of conversion. If, at any other time, the closing price of Bam’s shares exceeds 115% of the fixed conversion price for a period of 5 consecutive trading days, Bam has the option to, 10 trading days later, convert all or part of the remaining outstanding note, interest and fees, subject to conversion volume limitations based on Bam’s share trading volume and share price in the 10 trading days prior to such conversion. The holder of the note has the right to convert all or any of the outstanding portion of the note, interest and fees at any time at the fixed conversion price. Conversion of the note by either party is subject to there being an effective registration statement in effect and Nasdaq’s confirmation that this transaction is not integrated with the private offering that closed in October 2003. An effective registration statement went into effect on April 22, 2004. Nasdaq has advised Bam that the transaction is not integrated with the private offering that closed in October 2003. The fixed conversion price is subject to an anti dilution adjustment should Bam issue stock at a price below the fixed conversion price prior to repayment of the note. The fixed conversion price was originally set at $1.33 per share, but an issuance of shares in January 2004 triggered the anti-dilution provision, and the fixed conversion price was adjusted to $1.28 per share. Further issuances of shares occurred in May 2004 as set out below, and the fixed conversion price was further adjusted to $1.19 per share. The note is secured by Bam’s North American assets. As of May 21, 2004, none of the note had been repaid or converted into common stock, and accordingly Bam is in default of the terms of the note.

In January 2004, Bam completed the sale of 2,532,522 shares of its common stock and warrants to purchase another 1,519,513 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $2.3 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are exercisable at $1.40 per share. Bam also granted the investors additional investment rights to purchase an additional 2,467,478 shares of its common stock and warrants to purchase another 1,480,487 shares of its common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.92 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.40 and (ii) the lesser of (x) the closing bid price of Bam’s common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of our common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. The additional investment rights are exercisable until June 25, 2004.

On February 17, 2004, the management of Bam agreed with the management of VIS entertainment plc (“VIS”), a Scottish developer of interactive entertainment software products, on the terms of an offer (the “VIS Offer”) to acquire all of the Ordinary Shares, A Shares and B Shares of VIS in exchange for the issuance of up to 4.5 million unregistered shares (the “VIS Consideration Shares”) of Bam’s common stock. On May 19, 2004, all the terms of the VIS Offer were either satisfied or waived, and accordingly the VIS Offer was declared unconditional in all respects.

On February 17, 2004, Bam’s management entered into an agreement with the shareholders of State of Emergency Development Corporation (“SOED”) to acquire all of the share capital of SOED (the “SOED Acquisition”) in exchange for the issuance of up to 4.5 million unregistered shares of Bam’s common stock (the “SOED Consideration Shares”). The SOED Acquisition was conditional upon the closing of the acquisition by Bam of all of the VIS shares. On May 19, 2004, the SOED Acquisition was declared unconditional in all respects and Bam issued the 4.5 million unregistered shares of its common stock in exchange for the share capital of SOED.

BAM has received irrevocable acceptances to acquire a controlling interest from shareholders in VIS. As of May 23, 2004, BAM had received irrevocable acceptances to acquire 91.9% of the Ordinary Shares, 95.6% of the A Shares and 100.0% of the B Shares of VIS, respectively. Because Bam has received irrevocable acceptances in excess of 90% of each class of shareholder, Bam can compulsorily acquire the remaining shares held by shareholders who have not accepted the VIS Offer within 14 days of the VIS Offer being declared unconditional. Bam intends to enforce the compulsory purchase. Accordingly, Bam will issue 4.5 million unregistered shares of its common stock in exchange for the entire share capital of VIS.

The VIS shareholders and the SOED shareholders have each placed a total of 375,000 of the Bam shares issued in connection with the two transactions in an escrow account for the purpose of indemnifying Bam against any breach by VIS and SOED of the representations and warranties in the purchase agreements. In addition, each of the parties placed 225,000 of the Bam shares to be issued in connection with the transactions in an escrow account to provide security for the additional Purchase Price Adjustments set forth in the agreement. Bam also placed a total of 750,000 of its shares into an escrow account for the purposes of indemnifying the shareholders of VIS and SOED against certain warranties made by Bam to VIS and SOED shareholders. The shares placed in escrow by Bam are in addition to the shares issued by Bam under the acquisition of VIS and SOED. All shares placed in escrow shall remain in escrow until the later of 12 months from closing date and the date of the resolution of any claims that may arise. As of May 21, 2004, no claims had been made.

Bam currently estimates that its direct acquisition costs will be approximately $1.6 million. Of these, $0.5 million is payable in either cash or Bam’s common stock at Bam’s discretion.

The two transactions were conditional upon, among other things, (i) the stockholders of Bam approving the issuance of the 9 million Bam shares in connection with the two transactions; (ii) Bam raising not less than $12.35 million (net of expenses) from the sale of equity capital prior to the closing date expected to be on June 2, 2004; and (iii) Bam using its commercially reasonable efforts to maintain its listing on the NASDAQ Stock Market. The condition for Bam to raise not less than $12.35 million (net of expenses) from the sale of equity capital prior to the closing date was waived by the VIS Board prior to the VIS offer being declared unconditional on May 19, 2004.

Bam, the VIS shareholders, and the SOED shareholders have entered into various agreements affecting the transferability of the SOED Consideration Shares and VIS Consideration Shares. The parties have entered into a registration rights agreement which requires Bam to file, no later than the thirtieth day following the closing date, a registration statement with the Securities and Exchange Commission for the registration of the VIS Consideration Shares and the SOED Consideration Shares. Nevertheless, the parties have also entered into a lock-up agreement which requires the VIS and SOED shareholders to only sell their registered Bam shares in accordance with the following schedule: (i) 25% shall be sold no earlier than the 30th day following the closing date; (ii) an additional 25% shall be sold no earlier than the 180th day following the closing date; (iii) an additional 25% shall be sold no earlier than the 270th day following the closing date; and (iv) the remaining 25% shall be sold no earlier than the first anniversary of the closing date. The closing of transaction takes place 14 days after the offer became unconditional.

On May 19, 2004 Bam entered into an agreement with SOED’s Loanholders whereby, upon close of the SOED transaction, GBP 792,000 (equivalent to $1.4 million) of outstanding loan notes shall be repaid, and GBP 1.7 million (equivalent to $3.0 million) of outstanding loan notes, which were repayable upon the close of the SOED acquisition, will no longer be payable upon the close, but will become payable as follows: the sterling equivalent of $1.0 million plus outstanding interest will become payable by Bam on or before September 30, 2004, and the balance, including outstanding interest, will become payable by Bam on or before the one year anniversary of the closing date. In addition to these amounts, and in consideration of this deferral of payment, Bam will issue upon the closing date 5 year warrants to purchase 1,071,000 shares of its common stock to the Loanholders at the lower of $0.70 and the average mid market price of Bam’s common stock for the five business days prior to exercise of the warrant, and 5 year warrants to purchase 428,500 shares of its common stock to the advisors of the Loanholders at the lower of $0.70 and the average mid market price of Bam’s common stock for the five business days prior to exercise of the warrant. Bam is also required to make a cash payment of $210,000 to the advisors of the Loanholders when the loan has been repaid in full.

On May 19, 2004, in accordance with an agreement entered into between Bam and Flextech Television Limited, and upon the VIS Offer becoming unconditional, Bam issued 801,529 shares of its common stock to the Telewest Group of Companies to repay a debt, approximating $393,000, owed by VIS itv Limited to the Telewest Group of Companies. VIS itv Limited is a private limited company incorporated in the United Kingdom, owned as to 50% by Flextech Television Limited, a subsidiary of Telewest Communications plc, and 50% by VIS.

On May 21, 2004 Bam issued 771,715 shares of its common stock, and warrants to purchase another 77,172 shares of its common stock, in exchange for the settlement of debts totaling $463,000 owed to four creditors. The warrants have a five-year term and are exercisable at $0.60 per share.

On May 24, 2004 Bam completed the sale of 282 shares of its Series A Cumulative Convertible Preferred Stock (the “Preference shares”) and warrants to purchase another 2,548,192 shares of its common stock, resulting in gross value (assuming no exercise of the warrants) of $2.8 million, in a private offering to institutional, accredited investors, Bam’s Chief Executive Officer and Vice Chairman of the Board of Directors. Of the total sale, 188 Preference shares and warrants to purchase another 1,698,795 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.9 million, were sold to institutional and accredited investors, 50 Preference shares and warrants to purchase another 451,807 shares of its common stock, resulting in gross value (assuming no exercise of the warrants) of $500,000 were sold to Bam’s Chief Executive Officer, and 44 Preference shares and warrants to purchase another 397,590 shares of its common stock, resulting in gross value (assuming no exercise of the warrants) of $440,000, were sold in exchange for the settlement of a loan and accrued interest totaling $260,000 from Bam’s Vice Chairman of the Board of Directors and deferred salaries totaling $90,000 each from Bam’s Chief Executive Officer and Vice Chairman of the Board of Directors. All of these warrants have a five-year term and are exercisable at $0.594 per share. Each Preference stockholder receives a 10% dividend per annum, payable quarterly in arrears on the last day of each quarter. The initial dividend payment will be pro-rated from the date of issuance to the end of the first quarter after issuance. Each Preference share is convertible into 12,048 shares of Bam’s common stock at the option of the holder. Bam can require the Preference stockholder to convert the Preference shares into common shares upon the expiration of 30 days notice provided that the following three conditions are all met: (i) there is an effective registration statement in effect, (ii) the daily market price of Bam’s common stock is greater than $1.20 for twenty of the thirty trading days prior to the notice being issued, and (iii) Bam’s common stock is listed on either the Nasdaq SmallCap Market, Nasdaq National Market, American Stock Exchange or the New York Stock Exchange. Each Preference share has a liquidation preference of $10,000. A change of control is not deemed to be a liquidation. Preference stockholders have full voting rights and powers, are treated as the same class as common stock holders at stockholder meetings, and are entitled to vote the number of common stock equivalent votes at each meeting. While at least 10% of the original numbers of Preference shares issued are in issue, Bam may not, without the written consent of the majority of Preferred stockholders (i) repeal or alter the terms under which the Preference shares are issued, (ii)amend or repeal its Certificate of Incorporation or Bylaws, (iii) authorize, offer or issue any stock ranking pari passu or senior to them (iv) redeem or repurchase any shares of the Company in issue, and (v) declare or pay a dividend to any other class of share. Bam is required to redeem all Preference shares and pay the liquidated preference in cash plus all accrued and unpaid dividends if (i) it refuses to convert any Preference shares to common stock having received notice from the holder to convert, or (ii) it breaches any warranty or representation given to the Preference stockholders, or (iii) breaches any covenant given to the Preference stockholders.

On May 24, 2004 Bam completed the sale of a $6.75 million 2% Secured Convertible Debenture (the “Debenture”), due November 24, 2006, and warrants to purchase another 6,549,398 shares of its common stock. The warrants have a five-year term and are exercisable at $0.594 per share. The Debenture is convertible, in whole or in part, into Bam’s common stock, at the option of the Debenture holders, at a conversion price of $0.83 per share. The entire $6.75 million received from the issuance of the Debenture is secured by restricted cash held at an account at a third party custodian. Bam has no access to, or use of the cash, until the Debenture is converted into common stock. If the Debenture is partly converted into common stock, Bam will have access to the cash for the part converted and the remainder of the cash will remain restricted. Interest on the Debenture is payable quarterly in arrears on the last day of each quarter. The initial interest payment will be pro-rated from the date of issuance to the end of the first quarter after issuance. Bam can require the Debenture holder to convert the Debenture into common shares upon the expiration of no more than 5 days notice provided that the following two conditions are all met: (i) Bam gives notice to the Debenture holders within 3 days of the daily market price of Bam’s common stock exceeding $1.66 for fifteen consecutive trading days, and (ii) Bam’s common stock’s average daily trading volume over the fifteen consecutive trading days exceeds 100,000 shares. In order to issue the Debenture, Bam was required to obtain the consent of the existing convertible term note holders. The convertible term note holders gave their consent on May 21, 2004 and, as consideration, were issued warrants, with a seven-year term, to purchase 166,667 shares of Bam’s common stock at an exercise price of $0.63 per share.

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

As of March 31, 2004, Bam had $1.2 million of capitalized development costs and licensed assets, and $291,000 of prepaid royalties. Should Bam be unable to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of the development projects in progress might have to be abandoned, the related costs might have to be written off, and Bam would be unable to develop or acquire new titles, which would significantly affect its future cash flows from operations.

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss	$(4,430)	$(5,124)	$(11,216)	$(26,974)
Add: Stock-based employee compensation expense included in net loss	23	44	132	338
Less: Stock-based employee compensation expense under the fair value method for stock option awards	(314)	(560)	(1,184)	(1,412)
Less: Stock-based employee compensation expense under the fair value method for purchases of stock under the employee stock purchase plan	—	(2)	—	(26)

Pro forma net loss	$(4,721)	$(5,642)	$(12,268)	$(28,074)

Basic and diluted net loss per share – as reported	$(0.23)	$(0.35)	$(0.66)	$(1.84)

Basic and diluted net loss per share – pro forma	$(0.24)	$(0.38)	$(0.72)	$(1.92)

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

Fair Values of Financial Instruments - The estimated fair value of Bam’s financial instruments, which include cash and cash equivalents, accounts receivable, convertible term note, loan from director, capital lease obligations, accounts payable and short-term borrowings, approximate their carrying amount, which is due to their short-term maturities. The recorded amount of Bam’s capital lease obligation approximates the estimated fair value.

2.	RESTRUCTURING COSTS (BENEFIT)

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

In November 2002, Bam initiated a restructuring of its operations, and accounted for it in accordance with EITF 94-3. As part of the restructuring, upon the sale of its London based studio, Bam granted VIS Entertainment plc a sublease to its London premises through June 2007. VIS had an option to terminate the tenancy of the sublease upon the later of November 30, 2003 and the determination of a porting contract between Bam and VIS. In October 2003, VIS notified Bam that they were terminating the sublease effective November 30, 2003. In April 2004, Bam surrendered the lease to the landlord in consideration for a settlement payment of $225,000, covering arrears of rent and a termination fee. Of the settlement payment, $67,000 relates to costs incurred prior to the termination of the tenancy of the sublease. The remaining $158,000 is accounted for as a restructuring cost.

Restructuring costs for the three and nine months ended March 31, 2004 comprise Bam’s estimate of its future net expense relating to its former London premises. Management reassesses the estimate on a quarterly basis based on known circumstances and anticipated events and adjusts the reserve as appropriate. In September 2003, December 2003, and March 2004 management revised its estimate of its future net expense. At March 31, 2004, management’s estimate of its future net expense comprised rents payable for the period from the termination of the sublease with VIS to the surrender of the lease with the landlord, the termination fee element of the settlement payment to surrender the London lease, and attributable legal fees.

Restructuring costs (benefit) for the three and nine months ended March 31, 2004 are as follows (in thousands):

	Three months ended
	March 31, 2004
		Restructuring
	Restructuring	costs expensed		Restructuring
	costs unpaid as	in the three	Restructuring	costs unpaid as
	of December	months ended	costs paid as of	of March 31,
	31, 2003	March 31, 2004	March 31, 2004	2004
Nature of restructuring costs:
London lease exit costs	$245	$(87)	$—	$158

	Nine months ended
	March 31, 2004
		Restructuring
	Restructuring	costs expensed		Restructuring
	costs unpaid as	in the nine	Restructuring	costs unpaid as
	of June 30,	months ended	costs paid as of	of March 31,
	2003	March 31, 2004	March 31, 2004	2004
Nature of restructuring costs:
London lease exit costs	$—	$158	$—	$158

Restructuring costs for the three and nine months ended March 31, 2003, which included employee severance payments, write down costs on property and equipment, and legal fees associated with the disposal of the London based studio, were as follows (in thousands):

	Three months ended
	March 31, 2003
		Restructuring
	Restructuring	costs expensed		Restructuring
	costs unpaid as	in the three	Restructuring	costs unpaid as
	of December	months ended	costs paid as of	of March 31,
	31, 2002	March 31, 2003	March 31, 2003	2003
Nature of restructuring costs:
Employee severance costs	$110	$21	$116	$15
Property and equipment write-downs	—	(13)	(13)	—
Legal fees	32	—	19	13

Total	$142	$8	$122	$28

	Nine months ended
	March 31, 2003
		Restructuring
	Restructuring	costs expensed		Restructuring
	costs unpaid as	in the nine	Restructuring	costs unpaid as
	of June 30,	months ended	costs paid as of	of March 31,
	2002	March 31, 2003	March 31, 2003	2003
Nature of restructuring costs:
Employee severance costs	$—	$276	$261	$15
Property and equipment write-downs	—	102	102	—
Legal fees	—	62	49	13
Other	—	19	19	—

Total	$—	$459	$431	$28

3.	INCOME TAXES

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

Basic net loss per share is computed using the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock shares and common stock share equivalents outstanding during the period using the treasury stock method. Potential common stock share equivalents consist of warrants, additional investment rights, a convertible term note, and stock options. Potential common stock share equivalents are excluded from the computation, if their effect is antidilutive, as was the case for the three and nine months ended March 31, 2004 and 2003, respectively.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss	$(4,430)	$(5,124)	$(11,216)	$(26,974)

Calculation of basic loss per share:
Weighted average number of common stock shares outstanding – basic and diluted	19,296	14,672	16,922	14,645

Net loss per share – basic and diluted	$(0.23)	$(0.35)	$(0.66)	$(1.84)

The following table summarizes common stock share equivalents that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive for the periods indicated:

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Options to purchase common stock	420	—	436	65
Warrants to purchase common stock	13	—	51	66
Investment rights to purchase common stock	85	—	143	—
Convertible term note to purchase common stock	—	—	—	—

Total common stock equivalents	518	—	630	131

5.	COMPREHENSIVE LOSS

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

The components of comprehensive loss for the three and nine months ended March 31, 2004 and 2003 were as follows (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss	$(4,430)	$(5,124)	$(11,216)	$(26,974)
Change in accumulated translation adjustment	18	16	(280)	164
Change in unrealized gain on available-for-sale marketable securities	—	—	—	(52)

Comprehensive loss	$(4,412)	$(5,108)	$(11,496)	$(26,862)

6.	INVENTORIES

Inventories, which consist primarily of finished goods, are stated at the lower of cost (based upon the first-in, first-out method) or market value. Bam estimates the net realizable value of slow moving inventories on a product-by-product basis and charges any excess of cost over net realizable value to cost of revenues.

7.	RECEIVABLES

Trade accounts receivable

Accounts receivable, net of allowances, is comprised of the following (in thousands):

	March 31,	June 30,
	2004	2003
Accounts receivable, gross	$1,343	$3,261
Less the following allowances:
Doubtful accounts	(58)	(93)
Sales return and price protection	(725)	(2,460)
Cooperative advertising	(105)	(169)

Accounts receivable, net	$455	$539

If a sales return and price protection allowance for an individual accounts receivable account exceeds the gross accounts receivable balance for the account, Bam accounts for the excess allowance as accrued expenses and other. As of March 31, 2004 and June 30, 2003, Bam had sales return and price protection allowances of $603,000 and $0, respectively, included within accrued expenses and other.

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

Subsequent to January 22, 2002 Kmart arranged debtor-in-possession financing. Bam sold product to Kmart under this arrangement. Accounts receivables under the debtor-in-possession financing were classified as current assets.

Kmart completed its reorganization and emerged from Chapter 11 on May 6, 2003. Under its plan of reorganization Kmart will distribute Kmart Corporation common stock to the unsecured creditors on a pro-rata basis, at an approximate recovery rate of 9.7% on approved payables. In April 2004, Kmart distributed to Bam 8,086 common stock shares under this plan. Kmart has advised Bam that this distribution approximates 70% of the total distribution payable to Bam, and that the remaining common stock shares will be issued as other claims by other creditors are settled and the total value of all claims firms up.

Bam sold the 8,086 shares in May 2004 for net proceeds of $356,000. Because the 8,086 shares were not issued to Bam until April 2004, Bam had a contingent gain at March 31, 2004. Accordingly, Bam has not adjusted its allowance against the receivable as of March 31, 2004 to take account of the distribution and proceeds of sale.

Although Kmart has advised Bam that it can expect a further distribution of Kmart common stock shares in the future, the final number of shares to be issued and the future value of those shares is not known. Accordingly Bam has not accounted for any potential recoverable sums on those potential future issuances as of March 31 2004 and June 30, 2003, and has continued to classify the receivable as a long-term receivable.

Concentration of credit risk

As of March 31, 2004, four customers each accounted for between 4% and 27% of Bam’s gross trade accounts receivable, and as of June 30, 2003, four customers each accounted for between 8% and 19% of Bam’s gross trade accounts receivable. Bam has no written agreements or other understandings with any of its customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time.

Revenues from the Bam’s four largest customers collectively accounted for 111% and 58% of its net revenues for the three and nine months ended March 31, 2004, respectively, and 74% and 51% of its net revenues for the three and nine months ended March 31, 2003, respectively. Net revenues comprise gross revenues less returns and price protection allowances.

8. OTHER ASSETS

Other assets include prepaid stock issuance costs of $590,000 and $0 as of March 31, 2004 and June 30, 2003, respectively, in connection with Bam’s acquisition of VIS and SOED and the issuance of securities pursuant thereto.

9. SHORT-TERM BORROWINGS

In September 2003, Bam entered into a six month agreement (the “Agreement”) with a finance company, pursuant to which the finance company extended a line of credit facility to fund domestic inventory purchases to Bam. Bam could sell the inventory purchased under the Agreement and was required to remit customer receipts from those sales directly to the finance company up to the amounts funded by them. Bam retained collections in excess of the amounts funded by the finance company, and was responsible for collecting the customer receivables, bearing the risk of loss on all uncollectible accounts. The finance company had a security interest in Bam’s accounts receivable and inventory.

Under the terms of the Agreement, the finance company’s aggregate outstanding funding was limited to $3.2 million. Bam was required to pay the finance company’s expenses under the contract, a facility fee equal to 5.0% of the funds advanced by the finance company, and interest at prime plus 0.5%.

The Agreement terminated on March 31, 2004. Bam had repaid all sums borrowed by that date. Prepayments for products not yet received are included in prepaid expenses.

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

As of March 31, 2004 and June 30, 2003 Bam had no outstanding letters of credit issued on its behalf.

10. LOAN FROM DIRECTOR

In August 2003, Bam entered into an unsecured Promissory Note with a Director whereby the Director loaned Bam $250,000. The loan, which bears interest at 6% per annum, was repayable on or before April 30, 2004. On May 21, 2004, the loan and accrued interest were repaid in full under a settlement agreement whereby Bam issued 26 Preference shares and five-year warrants to purchase another 234,940 shares of its common stock at an exercise price of $0.594 per share.

11. CONVERTIBLE TERM NOTE

In December 2003, Bam sold a convertible term note and 166,667 warrants, raising gross proceeds of $1.5 million (assuming no exercise of the warrants) to an investment group. The note, which bears interest at a rate of 7% per annum, has a maturity date of December 3, 2004. The warrants have a seven-year term and are immediately exercisable at prices ranging between $1.73 and $2.33 per share.

Each month, commencing on April 1, 2004, $166,667 of the principal amount of the note plus accrued and unpaid interest and fees can either be repaid in cash, or converted into Bam’s shares at a fixed conversion price, provided that the closing price of Bam’s shares exceeds 115% of the fixed conversion price for a period of 10 consecutive trading days prior to the date of conversion. If at any other time the closing price of Bam’s shares exceeds 115% of the fixed conversion price for a period of 5 consecutive trading days, Bam has the option to, 10 trading days later, convert all or part of the remaining outstanding note, interest and fees, subject to conversion volume limitations based on Bam’s share trading volume and share price in the 10 trading days prior to such conversion. The holder of the note has the right to convert all or any of the outstanding portion of the note, interest and fees at any time at the fixed conversion price. Conversion of the note by either party is subject to there being an effective registration statement on file with the Securities and Exchange Commission and Nasdaq’s confirmation that this transaction is not integrated with the private offering that closed in October 2003. An effective registration statement went into effect on April 22, 2004. Nasdaq has advised Bam that the transaction is not integrated with the private offering that closed in October 2003. The fixed conversion price is subject to an anti dilution adjustment should Bam issue stock at a price below the fixed conversion price prior to repayment of the note. The fixed conversion price was originally set at $1.33 per share, but an issuance of shares in January 2004 triggered the anti-dilution provision, and the fixed conversion price was adjusted to $1.28 per share. Further issuances of shares occurred in May 2004 as set out in Note 18, and the fixed conversion price was further adjusted to $1.19 per share. The note is secured by Bam’s North American assets. As of May 21, 2004, none of the note had been repaid or converted into common stock, and accordingly Bam is in default of the terms of the note.

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, Bam allocated $182,000 of the proceeds from the note to the warrants based on the relative fair values of the instruments. Bam also determined that the embedded conversion option within the note has a value of $182,000 and, in accordance with EITF No. 00-27, has reduced the carrying value of the note and increased additional paid in capital by this amount. These amounts are being amortized to interest expense over the life of the note. In calculating the relative fair values of the warrants Bam valued the instrument using the Black-Scholes option pricing model with the following assumptions: expected term equal to seven years; risk-free interest rate of 3.98%; volatility of 174%; and no dividends during the expected term.

Bam incurred finder and other issuance fees of $195,000 upon closing the note. These costs have been offset against the note and are being amortized to interest expense over the life of the note.

The convertible term note is comprised of the following (in thousands):

	March 31,	June 30,
	2004	2003
Convertible term note due, gross	$1,500	$—
Add the following:
Interest payable	35	—
Less the following:
Unamortized intrinsic value of conversion option	(91)	—
Unamortized allocated fair value of warrant	(91)	—
Unamortized issuance costs	(97)	—

Convertible term note, net	$1,256	$—

As more fully described in Note 18, on May 24, 2004 Bam completed the sale of a $6.75 million 2% Secured Convertible Debenture (the “Debenture”), due November 24, 2006, and warrants to purchase another 6,549,398 shares of its common stock to a different investment group. In order to issue the Debenture, Bam was required to obtain the consent of the existing convertible term note holders. The convertible term note holders gave their consent on May 21, 2004 and, as consideration, were issued warrants, with a seven-year term, to purchase 166,667 shares of Bam’s common stock at an exercise price of $0.63 per share. The cash received on the sale of this note is restricted and cannot be used by Bam until the Debenture has been converted to common stock.

12. COMMON STOCK

In October 2003, Bam completed the sale of 1,850,000 shares of its common stock and warrants to purchase another 1,665,000 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are immediately exercisable, at $1.87 per share. The placement agents were issued warrants to purchase 277,500 shares of Bam’s common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision. Bam also granted the investors additional investment rights to purchase an additional 1,111,625 shares of its common stock and warrants to purchase another 1,000,462 shares of its common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.96 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.87 and (ii) the lesser of (x) the closing bid price of Bam’s common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of Bam’s common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. Bam has allocated the proceeds from the sale of the shares and warrants to the shares, warrants and additional investment rights based on the relative fair values of the instruments. The relative fair value allocation was as follows: common stock $438,000, net of the value of the warrants issued to the placement agent in the amount of $302,000; warrants $755,000; and additional investment rights $281,000. In calculating the relative fair values of the warrants and the placement agent warrants Bam valued the instruments using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 2.94%; volatility of 185%; and no dividends during the expected term. In calculating the relative fair values of the additional investment rights Bam valued the instrument using the Black-Scholes option pricing model with the following assumptions: expected term equal to six months; risk-free interest rate of 1.01%; volatility of 185%; and no dividends during the expected term.

Between January and March 2004, six of the investors exercised their additional investment rights in full and purchased 1,060,858 shares of Bam’s common stock at $0.96 per share, resulting in gross proceeds (assuming no exercise of the warrants) of $1.0 million. These six investors were also issued five-year warrants to purchase 954,772 shares of Bam’s common stock, which are exercisable under the terms of additional investment rights issued in the October private offering of Bam’s securities. The placement agents were also issued warrants to purchase 159,127 shares of Bam’s common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision. The remaining additional investment rights to purchase 50,767 shares of Bam’s common stock and warrants to purchase another 45,690 shares of Bam’s common stock lapsed on March 11, 2004. Bam has allocated the proceeds from the sale of the additional investment rights to the additional investment rights, warrants and placement agent warrants based on the relative fair values of the instruments. The relative fair value allocation was as follows: common stock $466,000, net of the value of the warrants issued to the placement agent in the amount of $79,000; warrants $473,000, and placement agent warrants of $79,000. In calculating the relative fair values of the warrants and the placement agent warrants Bam valued the instruments using the Black-Scholes option pricing model with the following assumptions: expected term ranging from four and a half years to four and three-quarters years; risk-free interest rate ranging from 2.72% to 3.16%; volatility ranging from 147% to 150%; and no dividends during the expected term.

As more fully described in Note 16, in September 2002 Bam issued 68,738 shares of common stock pursuant to a license agreement with a production company. Bam capitalized the cost of this issuance at the fair market value of the common stock, equal to $70,000, and amortized this amount to royalties, software costs and license costs over the life of the products after release. Bam previously issued 68,738 shares of common stock pursuant to this license agreement in April 2001. During the three months ended March 31, 2004 and 2003, no sums were amortized to royalties, software costs, and license costs. During the nine months ended March 31, 2004 and 2003, $0 and $70,000, respectively, was amortized to royalties, software costs, and license costs.

In January 2004, Bam completed the sale of 2,532,522 shares of its common stock and warrants to purchase another 1,519,513 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $2.3 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are immediately exercisable, at $1.40 per share. Bam also granted the investors additional investment rights to purchase an additional 2,467,478 shares of its common stock and warrants to purchase another 1,480,487 shares of its common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.92 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.40 and (ii) the lesser of (x) the closing bid price of Bam’s common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of Bam’s common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. The additional investment rights are exercisable June 25, 2004. Bam has allocated the proceeds from the sale of the shares and warrants to the shares, warrants and additional investment rights based on the relative fair values of the instruments. The fair value allocation was as follows: common stock $944,000; warrants $712,000; and additional investment rights $673,000. In calculating the relative fair values of the warrants Bam valued the instruments using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 3.18%; volatility of 150%; and no dividends during the expected term. In calculating the relative fair values of the additional investment rights Bam valued the instrument using the Black-Scholes option pricing model with the following assumptions: expected term equal to six months; risk-free interest rate of 1.03%; volatility of 164%; and no dividends during the expected term.

13. WARRANTS

There were outstanding warrants to purchase a total of 5,921,029 and 878,450 shares of common stock as of March 31, 2004 and June 30, 2003, respectively.

As more fully described in Note 12, in October 2003, Bam completed the sale of 1,850,000 shares of its common stock and warrants to purchase another 1,665,000 shares of its common stock, in a private offering to institutional and accredited investors. The warrants have a five-year term and are immediately exercisable, at $1.87 per share. The placement agents were also issued warrants to purchase 277,500 shares of Bam’s common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision. Between January and March 2004, six investors who purchased common stock and warrants in the private placement in October 2003 exercised their additional investment rights and purchased an additional 1,060,858 shares of Bam’s common stock and warrants to purchase another 954,772 shares of Bam’s common stock. The warrants have a five-year term and are immediately exercisable, at $1.87 per share. The placement agents were also issued warrants to purchase 159,127 shares of Bam’s common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision.

As more fully described in Note 12, in January 2004, Bam completed the sale of 2,532,522 shares of its common stock and warrants to purchase another 1,519,513 shares of its common stock, in a private offering to institutional and accredited investors. The warrants have a five-year term and are immediately exercisable, at $1.40 per share.

In connection with an agreement entered into with a third party financial advisor, Europlay Capital Advisors, LLC (“Europlay”), during November 2003, Bam issued a warrant to purchase up to 200,000 shares of common stock. The warrant has a three year term and is immediately exercisable, at $1.44 per share. The fair value of the warrant was estimated to be $240,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to three years; risk-free interest rate of 2.3%; volatility of 183%; and no dividends during the expected term. The fair value of the warrant was expensed to general and administration during the nine months ended March 31, 2004. Additional compensation is payable to Europlay should Bam consummate a merger, acquisition or business combination arranged or assisted by Europlay. Mark Dyne, a manager and member of Europlay, has served on Bam’s Board of Directors since July 2000.

As more fully described in Note 11, in December 2003, Bam sold a convertible term note and 166,667 warrants to an investment group. The warrants have a seven-year term and are immediately exercisable at prices ranging between $1.73 and $2.33 per share. The relative fair value of the warrants was estimated to be $182,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to five years; risk-free interest rate of 3.98%; volatility of 174%; and no dividends during the expected term. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, Bam reduced the carrying value of the underlying note by the relative fair value of the warrant and increased additional paid in capital by the same amount.

In connection with an agreement entered into with a production company during January 2002, Bam obtained the exclusive right of first refusal, for a period of five years, to develop products based on certain properties owned by the production company and to distribute them worldwide. In connection with the agreement, Bam is required to issue the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events, such as exercising a right to develop a product. Warrants are issued at the average closing price of Bam’s stock for the five days immediately prior to the date of issue, have a five year term from date of issue, and are fully vested and are immediately exercisable upon issuance. Through March 31, 2004, Bam has issued warrants to the production company to purchase a total of 35,000 shares of common stock, at an aggregate cost of $97,000, of which $8,000 was amortized to project abandonment in the year ended June, 30, 2003. Bam amortized the remaining licensed asset of $89,000 over the life of the software products on which the warrants are exercisable, estimated at six months, commencing upon release of the products, which occurred in September 2003. During the three and nine months ended March 31, 2004 Bam amortized $17,000 and $97,000 respectively, of this asset. As of March 31, 2004, none of this asset remained unamortized. Bam cannot estimate the aggregate dollar amount of future non-cash charges arising upon the future issuance of warrants as they are based on its share price at future points in time. Each of these future charges will affect the Bam’s gross margins and profitability.

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

In connection with an agreement entered into in March 2004 with a content provider whereby Bam is required to incur, over the life of the agreement, certain minimum levels of advertising expenditures within the content provider’s published magazine, Bam granted a warrant to purchase up to 100,000 shares of Bam’s common stock. The warrant has a two year term and is immediately exercisable, at $0.966 per share. Bam incurred a non cash charge equal to the fair value of the warrant, estimated to be $69,000 at the grant date, using the Black-Scholes option pricing model with the following assumptions: expected term equal to two years; risk-free interest rate of 1.5%; volatility of 171%, and no dividends during the expected term. The fair value of the warrant will be expensed to sales and marketing as the minimum advertising expenditures are incurred. As of March 31, 2004, $3,000 had been amortized and $66,000 remained unamortized.

See Note 18 for additional warrant issuances subsequent to March 31, 2004.

14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As defined by the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, Bam operates in one reportable segment: the development and publishing of interactive entertainment products.

Financial information by geographical region is summarized below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues from unaffiliated customers:
North America	$261	$2,618	$6,145	$24,680
Europe	334	248	1,634	8,740
Other	4	—	106	191

Consolidated	$599	$2,866	$7,885	$33,611

Loss from operations:
North America	$(2,693)	$(3,875)	$(6,787)	$(16,958)
Europe	(1,452)	(1,274)	(3,757)	(9,634)

Consolidated	$(4,145)	$(5,149)	$(10,544)	$(26,592)

	March 31,	June 30,
	2004	2003
Identifiable assets:
North America	$30,587	$28,937
Europe	812	4,186
Intercompany items and eliminations	(26,942)	(23,663)

Total	$4,457	$9,460

Long-Lived assets:
North America	$1,960	$1,486
Europe	258	3,303

Total	$2,218	$4,789

15. COMMITMENTS

Bam’s principal commitments at March 31, 2004 comprised operating leases and contractual marketing commitments. As of March 31, 2004, Bam had commitments to spend $871,000 under operating leases and spend

$763,000 in advertising on the networks and websites of these content providers. Of this sum, $13,000 was due but unpaid at March 31, 2004. Of the total commitments, $1.2 million must be paid no later than March 31, 2005.

16. CONTINGENCIES

As of March 31, 2004, an investment group had a security interest in all of Bam’s North American assets (see Note 11).

As of June 30, 2003, a finance company had a security interest in Bam’s domestic accounts receivable, inventory, fixed assets and intangible assets against advances made under a factoring agreement between the finance company and Bam. This agreement was mutually terminated in September 2003, upon payment by Bam of a termination fee of $25,000. Bam accounted for all cash advances made under the agreement as a current liability and for outstanding letters of credit as a contingent liability.

As of March 31, 2004 and June 30, 2003, other assets included $54,000 of guarantee deposits on facilities leased by Bam.

Bam offers a limited warranty on products sold. Bam does not maintain a general warranty reserve as estimated future warranty costs are accounted for in price protection and return reserves accrued at the time of sale of the Bam’s products.

Under an agreement entered into between Bam and a production company, Bam has a first look right to review screenplays acquired by the production company and to develop products based on films produced from those screenplays. For each film (up to a total of 10 films) that Bam selects, 68,738 fully vested and non-forfeitable shares of common stock will be issued to the production company following the theatrical release of each film for which Bam has developed a product, up to a maximum of 687,375 shares of common stock. As of March 31, 2004 Bam has elected to produce software products for three films pursuant to this agreement. One of these films had its theatrical release during the year ended June 30, 2001 and another had its theatrical release during the year ended June 30, 2002. Accordingly, Bam has issued 137,476 shares of common stock to the production company to date, with an aggregate value of $816,000, which has been fully amortized as of June 30, 2003. Bam is not required to issue stock on the remaining film until such time as the film is released, which is anticipated to be in the spring of calendar year 2004.

In connection with an agreement entered into with a separate production company during January 2002, under which Bam may produce software products based on certain properties owned by the production company, Bam is required to issue to the production company warrants to purchase up to 50,000 shares of common stock, in pre-determined multiples of either 5,000 or 10,000 shares, upon the occurrence of certain pre-determined events. As of March 31, 2004, warrants to issue 35,000 shares of common stock have been issued under this agreement, with an aggregate value of $97,000. The issuance of warrants on the remaining 15,000 shares of common stock is contingent upon certain future events occurring, such as exercising a right to develop a product. In December 2003, Bam received notice from the publisher, Aardman Animations Ltd (“Aardman”), that it was terminating with immediate effect its licensing and publishing agreement (the “Agreement”) with Bam for purported breaches of certain terms of the Agreement by Bam. On March 24, 2004, Aardman filed a claim with the High Court of England and Wales asking for a declaration that the Agreement had been validly terminated. Bam disputes the alleged breaches, is contesting the claim for termination, and is seeking equitable protection of its interests. At March 31, 2004, Bam had expensed all prepaid royalties incurred under this Agreement.

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

Legal Proceedings

In December 2003, Bam received notice from a publisher, Aardman Animations Ltd (“Aardman”), that it was terminating with immediate effect its licensing and publishing agreement (the “Agreement”) with Bam for purported breaches of certain terms of the Agreement by Bam. On March 24, 2004, Aardman filed a claim with the High Court of England and Wales asking for a declaration that the Agreement had been validly terminated. Bam disputes the alleged breaches, is contesting the claim for termination, and is seeking equitable protection of its interests. On May 7, 2004, Bam filed its defense and a counterclaim with the High Court. At March 31, 2004, Bam had expensed all prepaid royalties incurred under this Agreement.

In February 2004, Frontier Developments Limited (“Frontier”) filed with the High Court of England and Wales payment claims totaling approximately GBP 335,000 ($600,000) under a development agreement entered into in October 2003 between it and Bam’s UK subsidiary. Under this agreement, certain deliverables were required to be made by Frontier on a weekly and monthly basis. Bam was entitled to withhold payment if the deliverables were either incomplete or not made in accordance with the terms of the Agreement. Bam contended that, for the sums invoiced, the deliverables either had not been received or were incomplete. The parties settled the claim prior to the hearing by the High Court on April 7, 2004, and at the hearing the claim was dismissed. All written documentation has been executed. The terms of the settlement are confidential and did not have a material effect on Bam’s consolidated financial position or results of operations. At March 31, 2004, Bam had accrued and expensed $230,000 within Research and Development costs with respect to services provided by Frontier under this agreement.

17. NEW ACCOUNTING PRONOUNCEMENTS

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

18. SUBSEQUENT EVENTS

As more fully described in Note 2, in April 2004, Bam surrendered the lease on its former London premises back to the landlord in consideration of a settlement payment of $225,000, which included arrears of rents, a termination fee, and attributable legal fees. The payment was made in April 2004.

In February 2004, Frontier Developments Limited (“Frontier”) filed with the High Court of England and Wales payment claims totaling approximately GBP 335,000 ($600,000) under a development agreement entered into in October 2003 between it and Bam’s UK subsidiary. Under this agreement, certain deliverables were required to be made by Frontier on a weekly and monthly basis. Bam was entitled to withhold payment if the deliverables were either incomplete or not made in accordance with the terms of the Agreement. Bam contended that, for the sums invoiced, the deliverables either had not been received or were incomplete. The parties settled the claim prior to the hearing by the High Court on April 7, 2004, and at the hearing the claim was dismissed. All written documentation has been executed. The terms of the settlement are confidential and did not have a material effect on Bam’s consolidated financial position or results of operations. At March 31, 2004, Bam had accrued and expensed $230,000 within Research and Development costs with respect to services provided by Frontier under this agreement.

In December 2003, Bam received notice from a publisher, Aardman Animations Ltd (“Aardman”), that it was terminating with immediate effect its licensing and publishing agreement (the “Agreement”) with Bam for purported breaches of certain terms of the Agreement by Bam. On March 24, 2004, Aardman filed a claim with the High Court of England and Wales asking for a declaration that the Agreement had been validly terminated. Bam disputes the alleged breaches, is contesting the claim for termination, and is seeking equitable protection of its interests. On May 7, 2004, Bam filed its defense and a counterclaim with the High Court.

On January 22, 2002 Kmart, a customer of Bam, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Bam, an unsecured creditor, recorded a 100% allowance against the accounts receivable balance due from Kmart. Kmart completed its reorganization and emerged from Chapter 11 on May 6, 2003. Under its plan of reorganization Kmart distributed 8,086 shares of Kmart Corporation’s common stock to Bam in April 2004. Bam sold the 8,086 shares in May 2004 for net proceeds of $356,000.

On February 17, 2004, the management of Bam agreed with the management of VIS entertainment plc (“VIS”), a Scottish developer of interactive entertainment software products, on the terms of an offer (the “VIS Offer”) to acquire all of the Ordinary Shares, A Shares and B Shares of VIS in exchange for the issuance of up to 4.5 million unregistered shares (the “VIS Consideration Shares”) of Bam’s common stock. On May 19, 2004, all the terms of the VIS Offer were either satisfied or waived, and accordingly the VIS Offer was declared unconditional in all respects.

On February 17, 2004, Bam’s management entered into an agreement with the shareholders of State of Emergency Development Corporation (“SOED”) to acquire all of the share capital of SOED (the “SOED Acquisition”) in exchange for the issuance of up to 4.5 million unregistered shares of Bam’s common stock (the “SOED Consideration Shares”). The SOED Acquisition was conditional upon the closing of the acquisition by Bam of all of the VIS shares. On May 19, 2004, the SOED Acquisition was declared unconditional in all respects and Bam issued the 4.5 million unregistered shares of its common stock in exchange for the share capital of SOED.

BAM has received irrevocable acceptances to acquire a controlling interest from shareholders in VIS. As of May 23, 2004, BAM had received irrevocable acceptances to acquire 91.9% of the Ordinary Shares, 95.6% of the A Shares and 100.0% of the B Shares of VIS, respectively. Because Bam has received irrevocable acceptances in excess of 90% of each class of shareholder, Bam can compulsorily acquire the remaining shares held by shareholders who have not accepted the VIS Offer within 14 days of the VIS Offer being declared unconditional. Bam intends to enforce the compulsory purchase. Accordingly, Bam will issue 4.5 million unregistered shares of its common stock in exchange for the entire share capital of VIS.

The VIS shareholders and the SOED shareholders have placed a total of 750,000 of the Bam shares issued in connection with the two transactions in an escrow account for the purpose of indemnifying Bam against any breach by VIS and SOED of the representations and warranties in the purchase agreements. In addition, the parties placed 450,000 of the Bam shares to be issued in connection with the transactions in an escrow account to provide security for the additional Purchase Price Adjustments set forth in the agreement. Bam also placed a total of 750,000 of its shares into an escrow account for the purposes of indemnifying the shareholders of VIS and SOED against certain warranties made by Bam to VIS and SOED shareholders. The shares placed in escrow by Bam are in addition to the shares issued by Bam under the acquisition of VIS and SOED. All shares placed in escrow shall remain in escrow until the later of 12 months from closing date and the date of the resolution of any claims that may arise. As of May 21, 2004, no claims had been made.

Bam currently estimates that its direct acquisition costs will be approximately $1.6 million. Of these, $0.5 million is payable in either cash or Bam’s common stock at Bam’s discretion.

The two transactions were conditional upon, among other things, (i) the stockholders of Bam approving the issuance of the 9 million Bam shares in connection with the two transactions; (ii) Bam raising not less than $12.35 million (net of expenses) from the sale of equity capital prior to the closing date expected to be on June 2, 2004; and (iii) Bam using its commercially reasonable efforts to maintain its listing on the NASDAQ Stock Market. The condition for Bam to raise not less than $12.35 million (net of expenses) from the sale of equity capital prior to the closing date was waived by the VIS Board prior to the VIS offer being declared unconditional on May 19, 2004.

Bam, the VIS shareholders, and the SOED shareholders have entered into various agreements affecting the transferability of the SOED Consideration Shares and VIS Consideration Shares. The parties have entered into a registration rights agreement which requires Bam to file, no later than the thirtieth day following the closing date, a registration statement with the Securities and Exchange Commission for the registration of the VIS Consideration Shares and the SOED Consideration Shares. Nevertheless, the parties have also entered into a lock-up agreement which requires the VIS and SOED shareholders to only sell their registered Bam shares in accordance with the following schedule: (i) 25% shall be sold no earlier than the 30th day following the closing date; (ii) an additional 25% shall be sold no earlier than the 180th day following the closing date; (iii) an additional 25% shall be sold no earlier than the 270th day following the closing date; and (iv) the remaining 25% shall be sold no earlier than the first anniversary of the closing date. The closing of transaction takes place 14 days after the offer became unconditional.

On May 19, 2004 Bam entered into an agreement with SOED’s Loanholders whereby GBP 1.7 million (equivalent to $3.0 million) of outstanding loan notes, which were repayable upon the close of the SOED acquisition, will no longer be payable upon the close, but will become payable as follows: the sterling equivalent of $1.0 million plus outstanding interest will become payable by Bam on or before September 30, 2004, and the balance, including outstanding interest, will become payable by Bam on or before the one year anniversary of the closing date. In addition to these amounts and in consideration of this deferral of payment, Bam will issue upon the closing date 5 year warrants to purchase 1,071,000 shares of its common stock to the Loanholders at the lower of $0.70 and the average mid market price of Bam’s common stock for the five business days prior to exercise of the warrant, and 5 year warrants to purchase 428,500 shares of its common stock to the advisors of the Loanholders at the lower of $0.70 and the average mid market price of Bam’s common stock for the five business days prior to exercise of the warrant. Bam is also required to make a cash payment of $210,000 to the advisors of the Loanholders when the loan has been repaid in full.

On May 19, 2004, in accordance with an agreement entered into between Bam and Flextech Television Limited, and upon the VIS Offer becoming unconditional, Bam issued 801,529 shares of its common stock to the Telewest Group of Companies to repay a debt, approximating $393,000, owed by VIS itv Limited to the Telewest Group of Companies. VIS itv Limited is a private limited company incorporated in the United Kingdom, owned as to 50% by Flextech Television Limited, a subsidiary of Telewest Communications plc, and 50% by VIS.

On May 21, 2004 Bam issued 771,715 shares of its common stock, and warrants to purchase another 77,172 shares of its common stock, in exchange for the settlement of debts totaling $463,000 owed to four creditors. The warrants have a five-year term and are exercisable at $0.60 per share.

On May 24, 2004 Bam completed the sale of 282 shares of its Series A Cumulative Convertible Preferred Stock (the “Preference shares”) and warrants to purchase another 2,548,192 shares of its common stock, resulting in gross value (assuming no exercise of the warrants) of $2.8 million, in a private offering to institutional, accredited investors, Bam’s Chief Executive Officer and Vice Chairman of the Board of Directors. Of the total sale, 188 Preference shares and warrants to purchase another 1,698,795 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.9 million, were sold to institutional and accredited investors, 50 Preference shares and warrants to purchase another 451,807 shares of its common stock, resulting in gross value (assuming no exercise of the warrants) of $500,000 were sold to Bam’s Chief Executive Officer, and 44 Preference shares and warrants to purchase another 397,590 shares of its common stock, resulting in gross value (assuming no exercise of the warrants) of $440,000, were sold in exchange for the settlement of a loan and accrued interest totaling $260,000 from Bam’s Vice Chairman of the Board of Directors and deferred salaries totaling $90,000 each from Bam’s Chief Executive Officer and Vice Chairman of the Board of Directors. All of these warrants have a five-year term and are exercisable at $0.594 per share. Each Preference stockholder receives a 10% dividend per annum, payable quarterly in arrears on the last day of each quarter. The initial dividend payment will be pro-rated from the date of issuance to the end of the first quarter after issuance. Each Preference share is convertible into 12,048 shares of Bam’s common stock at the option of the holder. Bam can require the Preference stockholder to convert the Preference shares into common shares upon the expiration of 30 days notice provided that the following three conditions are all met: (i) there is an effective registration statement in effect, (ii) the daily market price of Bam’s common stock is greater than $1.20 for twenty of the thirty trading days prior to the notice being issued, and (iii) Bam’s common stock is listed on either the Nasdaq SmallCap Market, Nasdaq National Market, American Stock Exchange or the New York Stock Exchange. Each Preference share has a liquidation preference of $10,000. Preference stockholders have full voting rights and powers, are treated as the same class as common stock holders at stockholder meetings, and are entitled to vote the number of common stock equivalent votes at each meeting. While at least 10% of the original numbers of Preference shares issued are in issue, Bam may not, without the written consent of the majority of Preferred stockholders (i) repeal or alter the terms under which the Preference shares are issued, (ii)amend or repeal its Certificate of Incorporation or Bylaws, (iii) authorize, offer or issue any stock ranking pari passu or senior to them (iv) redeem or repurchase any shares of the Company in issue, and (v) declare or pay a dividend to any other class of share. Bam is required to redeem all Preference shares and pay the liquidated preference in cash plus all accrued and unpaid dividends if (i) it refuses to convert any Preference shares to common stock having received notice from the holder to convert, or (ii) it breaches any warranty or representation given to the Preference stockholders, or (iii) breaches any covenant given to the Preference stockholders.

On May 24, 2004 Bam completed the sale of a $6.75 million 2% Secured Convertible Debenture (the “Debenture”), due November 24, 2006, and warrants to purchase another 6,549,398 shares of its common stock. The warrants have a five-year term and are exercisable at $0.594 per share. The Debenture is convertible, in whole or in part, into Bam’s common stock, at the option of the Debenture holders, at a conversion price of $0.83 per share. The entire $6.75 million received from the issuance of the Debenture is secured by restricted cash held at an account at a third party custodian. Bam has no access to, or use of the cash, until the Debenture is converted into common stock. If the Debenture is partly converted into common stock, Bam will have access to the cash for the part converted and the remainder of the cash will remain restricted. Interest on the Debenture is payable quarterly in arrears on the last day of each quarter. The initial interest payment will be pro-rated from the date of issuance to the end of the first quarter after issuance. Bam can require the Debenture holder to convert the Debenture into common shares upon the expiration of no more than 5 days notice provided that the following two conditions are all met: (i) Bam gives notice to the Debenture holders within 3 days of the daily market price of Bam’s common stock exceeding $1.66 for fifteen consecutive trading days, and (ii) Bam’s common stock’s average daily trading volume over the fifteen consecutive trading days exceeds 100,000 shares. In order to issue the Debenture, Bam was required to obtain the consent of the existing convertible term note holders. The convertible term note holders gave their consent on May 21, 2004 and, as consideration, were issued warrants, with a seven-year term, to purchase 166,667 shares of Bam’s common stock at an exercise price of $0.63 per share.

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

We have experienced recurring net losses from inception (October 7, 1999) through March 31, 2004. During the nine months ended March 31, 2004, we used cash in operating activities of $6.1 million and incurred a net loss of $11.2 million. As of March 31, 2004, we had cash and cash equivalents of $290,000 and an accumulated deficit of $71.0 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of recorded liabilities that might be necessary should we be unable to continue as a going concern.

In October 2003, we completed the sale of 1,850,000 shares of our common stock and warrants to purchase another 1,665,000 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are exercisable at $1.87 per share. The placement agents were issued warrants to purchase 277,500 shares of our common stock in connection with placement agent fees under the same terms as the warrants issued to the investors, except that the placement agent warrants are subject to a 180 day lock-up provision. We also granted the investors additional investment rights to purchase an additional 1,111,625 shares of our common stock and warrants to purchase another 1,000,462 shares of our common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.96 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.87 and (ii) the lesser of (x) the closing bid price of our common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of our common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. Between January and March 2004, six of the investors exercised their additional investment rights in full and purchased 1,060,858 shares of our common stock at $0.96 per share, resulting in gross proceeds (assuming no exercise of the warrants) of $1.0 million. These six investors were also issued five-year warrants to purchase 954,772 shares of our common stock, which are exercisable under the terms of additional investment rights issued in the October private offering of our securities. The remaining additional investment rights to purchase 50,767 shares of our common stock and warrants to purchase another 45,690 shares of our common stock, lapsed on March 11, 2004.

In December 2003, we sold a convertible term note and 166,667 warrants, raising gross proceeds of $1.5 million (assuming no exercise of the warrants) to an investment group. The note, which bears interest at a rate of 7% per annum, has a maturity date of December 3, 2004. The warrants have a seven-year term and are immediately exercisable at prices ranging between $1.73 and $2.33 per share. Each month, commencing on April 1, 2004, $166,667 of the principal amount of the note plus accrued and unpaid interest and fees can either be repaid in cash, or converted into our shares of our common stock at a fixed conversion price, provided that the closing price of shares of our common stock exceeds 115% of the fixed conversion price for a period of 10 consecutive trading days prior to the date of conversion. If, at any other time, the closing price of our shares exceeds 115% of the fixed conversion price for a period of 5 consecutive trading days, we have the option to, 10 trading days later, convert all or part of the remaining outstanding note, interest and fees, subject to conversion volume limitations based on our share trading volume and share price in the 10 trading days prior to such conversion. The holder of the note has the right to convert all or any of the outstanding portion of the note, interest and fees at any time at the fixed conversion price. Conversion of the note by either party is subject to there being an effective registration statement in effect and Nasdaq’s confirmation that this transaction is not integrated with the private offering that closed in October 2003. An effective registration statement went into effect on April 22, 2004. Nasdaq has advised us that the transaction is not integrated with the private offering that closed in October 2003. The fixed conversion price is subject to an anti dilution adjustment should we issue stock at a price below the fixed conversion price prior to repayment of the note. The fixed conversion price was originally set at $1.33 per share, but an issuance of shares in January 2004 triggered the anti-dilution provision, and the fixed conversion price was adjusted to $1.28 per share. Further issuances of shares occurred in May 2004 as set out below, and the fixed conversion price was further adjusted to $1.19 per share. The note is secured by our North American assets. As of May 21, 2004, none of the note had been repaid or converted into common stock, and accordingly we are in default of the terms of the note.

In January 2004, we completed the sale of 2,532,522 shares of our common stock and warrants to purchase another 1,519,513 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $2.3 million, in a private offering to institutional and accredited investors. The warrants have a five-year term and are exercisable at $1.40 per share. We also granted the investors additional investment rights to purchase an additional 2,467,478 shares of our common stock and warrants to purchase another 1,480,487 shares of our common stock. The shares of common stock underlying the additional investment rights are purchasable at $0.92 per share and the warrants underlying the additional investment rights have a five-year term and are exercisable at the greater of (i) $1.40 and (ii) the lesser of (x) the closing bid price of our common stock on the Nasdaq Stock Market on the business day immediately preceding the exercise date of the additional investment right, and (y) the average of the closing bid price of our common stock on the Nasdaq Stock Market for the five business days immediately preceding the exercise date of the additional investment right. The additional investment rights are exercisable until June 25, 2004.

On February 17, 2004, our management agreed with the management of VIS entertainment plc (“VIS”), a Scottish developer of interactive entertainment software products, on the terms of an offer (the “VIS Offer”) to acquire all of the Ordinary Shares, A Shares and B Shares of VIS in exchange for the issuance of up to 4.5 million unregistered shares (the “VIS Consideration Shares”) of our common stock. On May 19, 2004, all the terms of the VIS Offer were either satisfied or waived, and accordingly the VIS Offer was declared unconditional in all respects.

On February 17, 2004, our management entered into an agreement with the shareholders of State of Emergency Development Corporation (“SOED”) to acquire all of the share capital of SOED (the “SOED Acquisition”) in exchange for the issuance of up to 4.5 million unregistered shares of our common stock (the “SOED Consideration Shares”). The SOED Acquisition was conditional upon the closing of the acquisition by us of all of the VIS shares. On May 19, 2004, the SOED Acquisition was declared unconditional in all respects and we issued the 4.5 million unregistered shares of our common stock in exchange for the share capital of SOED.

We have received irrevocable acceptances to acquire a controlling interest from shareholders in VIS. As of May 23, 2004, we had received irrevocable acceptances to acquire 91.9% of the Ordinary Shares, 95.6% of the A Shares and 100.0% of the B Shares of VIS, respectively. Because we have received irrevocable acceptances in excess of 90% of each class of shareholder, we can compulsorily acquire the remaining shares held by shareholders who have not accepted the VIS Offer within 14 days of the VIS Offer being declared unconditional. We intend to enforce the compulsory purchase. Accordingly, we will issue 4.5 million unregistered shares of our common stock in exchange for the entire share capital of VIS.

The VIS shareholders and the SOED shareholders have placed a total of 750,000 of our shares issued in connection with the two transactions in an escrow account for the purpose of indemnifying us against any breach by VIS and SOED of the representations and warranties in the purchase agreements. In addition, the parties placed 450,000 of the our shares to be issued in connection with the transactions in an escrow account to provide security for the additional Purchase Price Adjustments set forth in the agreement. We also placed a total of 750,000 of our shares into an escrow account for the purposes of indemnifying the shareholders of VIS and SOED against certain warranties made by Bam to VIS and SOED shareholders. The shares placed in escrow by us are in addition to the shares issued by us under the acquisition of VIS and SOED. All shares placed in escrow shall remain in escrow until the later of 12 months from closing date and the date of the resolution of any claims that may arise. As of May 21, 2004, no claims had been made.

We currently estimate that our direct acquisition costs will be approximately $1.6 million. Of these, $0.5 million is payable in either cash or our common stock at our discretion.

The two transactions were conditional upon, among other things, (i) our stockholders approving the issuance of the 9 million shares in connection with the two transactions; (ii) our raising not less than $12.35 million (net of expenses) from the sale of equity capital prior to the closing date expected to be on June 2, 2004; and (iii) our using commercially reasonable efforts to maintain our listing on the NASDAQ Stock Market. The condition for us to raise not less than $12.35 million (net of expenses) from the sale of equity capital prior to the closing date was waived by the VIS Board prior to the VIS offer being declared unconditional on May 19, 2004.

Our shareholders, the VIS shareholders, and the SOED shareholders have entered into various agreements affecting the transferability of the SOED Consideration Shares and VIS Consideration Shares. The parties have entered into a registration rights agreement which requires us to file, no later than the thirtieth day following the closing date, a registration statement with the Securities and Exchange Commission for the registration of the VIS Consideration Shares and the SOED Consideration Shares. Nevertheless, the parties have also entered into a lock-up agreement which requires the VIS and SOED shareholders to only sell their registered shares in us in accordance with the following schedule: (i) 25% shall be sold no earlier than the 30th day following the closing date; (ii) an additional 25% shall be sold no earlier than the 180th day following the closing date; (iii) an additional 25% shall be sold no earlier than the 270th day following the closing date; and (iv) the remaining 25% shall be sold no earlier than the first anniversary of the closing date. The closing of transaction takes place 14 days after the offer became unconditional.

On May 19, 2004 we entered into an agreement with SOED’s Loanholders whereby, upon close of the SOED transaction, GBP 792,000 (equivalent to $1.4 million) of outstanding loan notes shall be repaid, and GBP 1.7 million (equivalent to $3.0 million) of outstanding loan notes, which were repayable upon the close of the SOED acquisition, will no longer be payable upon the close, but will become payable as follows: the sterling equivalent of $1.0 million plus outstanding interest will become payable by us on or before September 30, 2004, and the balance, including outstanding interest, will become payable by us on or before the one year anniversary of the closing date. In addition to these amounts, and in consideration of this deferral of payment, we will issue upon the closing date 5 year warrants to purchase 1,071,000 shares of our common stock to the Loanholders at the lower of $0.70 and the average mid market price of our common stock for the five business days prior to exercise of the warrant, and 5 year warrants to purchase 428,500 shares of our common stock to the advisors of the Loanholders at the lower of $0.70 and the average mid market price of our common stock for the five business days prior to exercise of the warrant. We are also required to make a cash payment of $210,000 to the advisors of the Loanholders when the loan has been repaid in full.

On May 19, 2004, in accordance with an agreement entered into between us and Flextech Television Limited, and upon the VIS Offer becoming unconditional, we issued 801,529 shares of our common stock to the Telewest Group of Companies to repay a debt, approximating $393,000, owed by VIS itv Limited to the Telewest Group of Companies. VIS itv Limited is a private limited company incorporated in the United Kingdom, owned as to 50% by Flextech Television Limited, a subsidiary of Telewest Communications plc, and 50% by VIS.

On May 21, 2004 we issued of 771,715 shares of our common stock, and warrants to purchase another 77,172 shares of our common stock, in exchange for the settlement of debts totaling $463,000 owed to four creditors. The warrants have a five-year term and are exercisable at $0.60 per share.

On May 24, 2004 we completed the sale of 347 shares of our Series A Cumulative Convertible Preferred Stock (the “Preference shares”) and warrants to purchase another 3,135,542 shares of our common stock, resulting in gross value (assuming no exercise of the warrants) of $3.4 million, in a private offering to institutional, accredited investors, Bam’s Chief Executive Officer and Vice Chairman of the Board of Directors. Of the total sale, 253 Preference shares and warrants to purchase another 2,286,145 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $2.5 million, were sold to institutional and accredited investors, 50 Preference shares and warrants to purchase another 451,807 shares of our common stock, resulting in gross value (assuming no exercise of the warrants) of $500,000 were sold to our Chief Executive Officer, and 44

Preference shares and warrants to purchase another 397,590 shares of our common stock, resulting in gross value (assuming no exercise of the warrants) of $440,000, were sold in exchange for the settlement of a loan and accrued interest totaling $260,000 from our Vice Chairman of the Board of Directors and deferred salaries totaling $90,000 each from our Chief Executive Officer and Vice Chairman of the Board of Directors. All of these warrants have a five-year term and are exercisable at $0.594 per share. Each Preference stockholder receives a 10% dividend per annum, payable quarterly in arrears on the last day of each quarter. The initial dividend payment will be pro-rated from the date of issuance to the end of the first quarter after issuance. Each Preference share is convertible into 12,048 shares of our common stock at the option of the holder. We can require the Preference stockholder to convert the Preference shares into common shares upon the expiration of 30 days notice provided that the following three conditions are all met: (i) there is an effective registration statement in effect, (ii) the daily market price of our common stock is greater than $1.20 for twenty of the thirty trading days prior to the notice being issued, and (iii) our common stock is listed on either the Nasdaq SmallCap Market, Nasdaq National Market, American Stock Exchange or the New York Stock Exchange. Each Preference share has a liquidation preference of $10,000. Preference stockholders have full voting rights and powers, are treated as the same class as common stock holders at stockholder meetings, and are entitled to vote the number of common stock equivalent votes at each meeting. While at least 10% of the original numbers of Preference shares issued are in issue, we may not, without the written consent of the majority of Preferred stockholders (i) repeal or alter the terms under which the Preference shares are issued, (ii)amend or repeal its Certificate of Incorporation or Bylaws, (iii) authorize, offer or issue any stock ranking pari passu or senior to them (iv) redeem or repurchase any shares of the Company in issue, and (v) declare or pay a dividend to any other class of share. We are required to redeem all Preference shares and pay the liquidated preference in cash plus all accrued and unpaid dividends if (i) we refuse to convert any Preference shares to common stock having received notice from the holder to convert, or (ii) we breach any warranty or representation given to the Preference stockholders, or (iii) we breach any covenant given to the Preference stockholders.

On May 24, 2004 we completed the sale of a $6.75 million 2% Secured Convertible Debenture (the “Debenture”), due November 24, 2006, and warrants to purchase another 6,549,398 shares of our common stock. The warrants have a five-year term and are exercisable at $0.594 per share. The Debenture is convertible, in whole or in part, into our common stock, at the option of the Debenture holders, at a conversion price of $0.83 per share. The entire $6.75 million received from the issuance of the Debenture is secured by restricted cash held at an account at a third party custodian. We have no access to, or use of the cash, until the Debenture is converted into common stock. If the Debenture is partly converted into common stock, we will have access to the cash for the part converted and the remainder of the cash will remain restricted. Interest on the Debenture is payable quarterly in arrears on the last day of each quarter. The initial interest payment will be pro-rated from the date of issuance to the end of the first quarter after issuance. We can require the Debenture holder to convert the Debenture into common shares upon the expiration of no more than 5 days notice provided that the following two conditions are all met: (i) We gives notice to the Debenture holders within 3 days of the daily market price of our common stock exceeding $1.66 for fifteen consecutive trading days, and (ii) our common stock’s average daily trading volume over the fifteen consecutive trading days exceeds 100,000 shares. In order to issue the Debenture, we were required to obtain the consent of the existing convertible term note holders. The convertible term note holders gave their consent on May 21, 2004 and, as consideration, were issued warrants, with a seven-year term, to purchase 166,667 shares of our common stock at an exercise price of $0.63 per share.

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

As of March 31, 2004, we had $1.2 million of capitalized development costs and licensed assets, and $291,000 of prepaid royalties. If we are unable to effectuate either a merger or acquisition or to secure sufficient additional financing, part or all of the development projects in progress might have to be abandoned, the related costs might have to be written off, and we would be unable to develop or acquire new titles, which would significantly affect our future cash flows from operations.

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

RESULTS OF OPERATIONS

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of net revenues for the three and nine months ended March 31, 2004 and 2003.

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues
Cost of goods sold	71.6	68.5	60.7	61.6
Royalties, software costs, and license costs	395.8	65.3	79.7	46.1
Project abandonment costs	—	36.0	1.3	19.7

Total cost of revenues	467.4	169.8	141.7	127.4
Research and development (exclusive of amortization of deferred stock compensation)	50.1	18.4	19.2	7.7
Sales and marketing (exclusive of amortization of deferred stock compensation)	50.6	41.4	23.8	24.4
General and administrative (exclusive of amortization of deferred stock compensation)	234.6	48.3	53.5	17.2
Amortization of deferred stock compensation	3.8	1.5	1.7	1.0
Litigation settlement	—	—	(8.2)	—
Restructuring costs	(14.5)	0.3	2.0	1.4

Total costs and expenses	792.0	279.7	233.7	179.1

Loss from operations	(692.0)	(179.7)	(133.7)	(79.1)
Interest income	—	0.1	0.0	0.4
Interest expense	(46.4)	(1.7)	(7.9)	(1.7)
Other income (expense)	(1.2)	2.5	(0.6)	0.1

Net loss	(739.6)%	(178.8)%	(142.2)%	(80.3)%

*Amortization of deferred stock compensation:
Research and development	0.2%	(1.8)%	0.0%	(0.1)%
Sales and marketing	0.2	(0.9)	0.0	0.0
General and administrative	3.4	4.2	1.7	1.1

	3.8%	1.5%	1.7%	1.0%

Net revenues

Net revenues were $599,000 and $7.9 million for the three and nine months ended March 31, 2004, respectively, compared to $2.9 million and $33.6 million for the comparable periods in 2003, respectively. Revenues declined because we released fewer products in the three and nine months ended March 31, 2004 compared to the comparable periods in 2003.

During the three months ended March 31, 2004 we released no new titles in North America. During the nine months ended March 31, 2004, we released four new titles in North America. In both periods we also sold products first released in prior quarters. New products released in North America during the nine months ended March 31, 2004 were Wallace & Gromit in Project Zoo for the Sony PlayStation 2, the Microsoft Xbox, the Nintendo GameCube and the PC and The Powerpuff Girls Relish Rampage for the Nintendo GameCube.

During the three and nine months ended March 31, 2004, under an exclusive distribution agreement with Acclaim for PAL territories, we shipped four and ten products, respectively. PAL is the television standard for the United Kingdom, continental Europe and Australia. With the exception of revenue from Acclaim, all revenue outside of North America was derived from direct packaged product sales. Revenue from distribution performed by Acclaim is recognized as licensed product revenue. For a description of revenue recognition accounting policies, see Critical Accounting Policies – net revenues. The products delivered to Acclaim for distribution, in the three months ended March 31, 2004, were The Powerpuff Girls Relish Rampage and Carmen Sandiego for the Nintendo GameCube, and Ice Nine and A Sound of Thunder for the Nintendo Game Boy Advance.

During the three and nine months ended March 31, 2003 we released three and 19 new products, respectively, worldwide.

We anticipate that, during the three months ended June 30, 2004, net revenues will increase in absolute dollars, compared to the three months ended March 31, 2004, as we intend to release new titles in the period.

Net revenues by geographical region for the three and nine months ended March 31, 2004 and 2003 are summarized below (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues from unaffiliated customers:
North America	$261	$2,618	$6,145	$24,680
Europe	334	248	1,634	8,740
Other	4	—	106	191

Total net revenues	$599	$2,866	$7,885	$33,611

The following table sets forth our net revenues by customer representing more than 10% of each period’s net revenues for the three and nine months ended March 31, 2004 and 2003 (percentages):

	Three months ended			Nine months ended
	March 31,			March 31,
	2004	2003		2004		2003
Customer:
Dixons	49%	*	%	*	%	*	%
Capital Distributing	38	—		*		—
Acclaim	22	—		18		—
Kmart	*	20		20		15
Toys “R” Us	*	*		13		11
Jack of all Games	—	39		—		*
Ubisoft	—	18		—		15

Total net revenues by customer representing more than 10% of the period’s net revenues	109%	77%		51%		41%

*	less than 10%

Net revenues to Kmart in the three and nine months ended March 31, 2003 were made under Kmart’s debtor-in-possession financing arrangement.

Cost of revenues

Cost of goods sold was $429,000, or 72% of net revenues, for the three months ended March 31, 2004 as compared to $2.0 million, or 68% of net revenues, for the comparable period in 2003, and $4.8 million, or 61% of net revenues, for the nine months ended March 31, 2004 as compared to $20.7 million, or 62% of net revenues, for the comparable period in 2003. The decrease in absolute dollars was due to decreased sales of products in the current period compared to the comparable periods in 2003. There were no cost of goods sold on products licensed to Acclaim as they were responsible for all manufacturing costs. Excluding net revenue arising from products licensed to Acclaim, the percentage of cost of goods sold compared to net revenues deteriorated when compared to the comparable period in 2003, and this was due to a number of factors, including selling products at low margins for inclusion in holiday promotions by retailers, inventory write-downs, increased price protection allowances and returns reserved against sales. In absolute dollars, cost of goods sold decreased compared to the comparable periods in 2003 as fewer new products were released and less product was sold. We anticipate that, during the three months ended June 30, 2004, costs of goods sold expense will increase in absolute dollars, compared to the three months ended March 31, 2004, as we intend to release new titles in the period.

Royalties, software costs, and license costs were $2.4 million, or 396% of net revenues, for the three months ended March 31, 2004 as compared to $1.9 million, or 65% of net revenues, for the comparable period in 2003. The increase in absolute dollars was primarily due to the amortization of titles with higher development costs in the period compared to the comparative period. The increase in the percentage of net revenues was due to decreased sales of products in the period compared to the comparable period. We anticipate that, during the three months ended June 30, 2004, royalties, software costs, and license costs will decrease in absolute dollars, compared to the three months ended March 31, 2004, as new titles released and amortized in the period will have been developed at a lower cost than those amortized in the comparable period.

Royalties, software costs, and license costs were $6.3 million, or 80% of net revenues, for the nine months ended March 31, 2004 as compared to $15.5 million, or 46% of net revenues, for the comparable period in 2003. The decrease in absolute dollars was due to fewer releases of new products in the period and decreased sales of product. The increase in the percentage of net revenues was due to decreased sales of product in the period compared to the comparable period, combined with higher development costs on those products released in the period compared to those released in the comparable period of 2003.

There were no project abandonment costs for the three months ended March 31, 2004. Project abandonment costs were $1.0 million, or 36% of net revenues, for the comparable period in 2003, and $105,000, or 1% of net revenues, for the nine months ended March 31, 2003 as compared to $6.6 million, or 20% of net revenues for the comparable period in 2003. During the nine months ended March 31, 2004 we abandoned one project, while during the three and nine months ended March 31, 2003 we abandoned three and ten projects respectively, including a number late in the development cycle, resulting in higher amounts being expensed.

Research and development

Research and development expenses were $300,000, or 50% of net revenues, for the three months ended March 31, 2004, as compared to $527,000, or 18% of net revenues, for the comparable period in 2003, and $1.5 million, or 19% of net revenues, for the nine months ended March 31, 2004, as compared to $2.6 million, or 8% of net revenues, for the comparable period in 2003. The decrease in absolute dollars was primarily as a result of reduced headcount and development activity. The increase in the percentage of net revenues was due to reduced sales volumes in the current periods compared to the comparable periods of 2003. We anticipate, in absolute dollar terms, that research and development expenses will increase during the three months ended June 30, 2004.

Sales and marketing

Sales and marketing expenses were $303,000, or 51% of net revenues, for the three months ended March 31, 2004, as compared to $1.2 million, or 41% of net revenues, for the comparable period in 2003. The decrease in absolute dollars was primarily as a result of reduced marketing and selling expenses incurred by us for each product sold in the period as compared to a year ago, and no releases of new products in the period. In the comparable period of 2003 we released three new products. In addition we had reduced headcount compared to the comparable period in

2003. The increase in the percentage of net revenues was due to reduced sales volumes in the current period compared to the comparable period of 2003. We anticipate that, during the three months ended June 30, 2004, sales and marketing expenses will increase in absolute dollars, compared to the three months ended March 31, 2004 as we anticipate releasing new titles in the period.

Sales and marketing expenses were $1.9 million, or 24% of net revenues, for the nine months ended March 31, 2004, as compared to $8.2 million, or 24% of net revenues, for the comparable period in 2003. The decrease in absolute dollars was primarily a result of reduced headcount, fewer releases of new products in North America during the period, and limited cash resources resulting in limited marketing and selling activities in the period as compared the comparable period in 2003.

General and administrative

General and administrative expenses were $1.4 million, or 235% of net revenues, for the three months ended March 31, 2004, as compared to $1.4 million, or 48% of net revenues, for the comparable period in 2003. The increase in the percentage of net revenues was due to reduced sales volumes. We anticipate that general and administrative expenses will, in absolute dollar terms, increase during the three months ended June 30, 2004.

General and administrative expenses were $4.2 million, or 53% of net revenues, for the nine months ended March 31, 2004, as compared to $5.8 million, or 17% of net revenues, for the comparable period in 2003. During the nine months ended March 31, 2004 we incurred a non cash charge of $240,000 on a warrant issued to a financial consultant. During the nine months ended March 31, 2003 we incurred $900,000 of credit insurance on sales made to Kmart, and increased our bad debt allowance against our Kmart long-term receivable by $547,000. Excluding these costs, general and administrative expenses decreased and this was due to lower headcount and facilities costs during the nine months ended March 31, 2004.

Amortization of deferred stock compensation

Amortization of deferred stock compensation was $23,000, or 4% of net revenues, for the three months ended March 31, 2004, as compared to $44,000, or 2% of net revenues, for the comparable period in 2003, and $132,000, or 2% of net revenues, for the nine months ended March 31, 2004 as compared to $338,000, or 1% of net revenues, for the comparable period in 2003. Amortization of deferred stock compensation resulted from varying terms of stock option grants previously made, and by using the multiple option award valuation and amortization approach, which is an accelerated amortization method to account for compensatory stock options granted to employees and directors during the six months ended September 30, 2001. We expect to amortize $18,000 during the remainder of fiscal 2004 and $24,000 during fiscal 2005.

Litigation settlement

Litigation settlement was $0 for both the three months ended March 31, 2004 and March 31, 2003, and $650,000 credit, or 8% of net revenues, for the nine months ended March 31, 2004 as compared to $0 for the comparable period in 2003, and comprises sums receivable from the settlement of a legal dispute with Amaze Entertainment, Inc.

Restructuring costs

Restructuring costs were $87,000 credit, or 15% of net revenues, for the three months ended March 31, 2004, as compared to $8,000 for the comparable period in 2003, and $158,000, or 2% of net revenues, for the nine months ended March 31, 2004 as compared to $459,000, or 1% of net revenues, for the comparable period in 2003. Restructuring costs in the three and nine months ended March 31, 2004 comprise our estimate of our future net expense relating to our former London premises. Restructuring costs in the three months ended March 31, 2003 comprise a revision of employee severance cost estimates and property and equipment write-downs. Restructuring costs in the nine months ended March 31, 2003 comprise employee severance costs of $276,000, and costs of $183,000 incurred upon the disposal of our London development studio. As part of this restructuring, during the nine months ended March 31, 2003 we wrote off $1.3 million of capitalized development costs and included such costs in Cost of Revenues – Project abandonment costs.

Interest income

There was no interest income during the three months ended March 31, 2004, as compared to $3,000 for the comparable period in 2003. Interest income was $2,000 for the nine months ended March 31, 2004 as compared to $146,000 for the comparable period in 2003. Interest income in each period relates to interest earned on funds deposited in money market accounts and decreased as a result of lower money market account balances and decreased interest rates. Interest income will increase in the three months ended June 30, 2004 as additional funds will be held on deposit.

Interest expense

Interest expenses were $278,000, or 46% of net revenues, for the three months ended March 31, 2004, as compared to $50,000, or 2% of net revenues, for the comparable period in 2003, and $627,000, or 8% of net revenues, for the nine months ended March 31, 2004, as compared to $576,000, or 2% of net revenues, for the comparable period in 2003. Interest expense increased as a result of our borrowing under a more expensive short-term line of credit in 2004, new additional borrowings under a convertible term note, new borrowing from a director, and the cost of amortizing the intrinsic value of the conversion option of the convertible note and fair value of warrants, along with amortized note issuance costs. For the three months ended March 31, 2004, interest expense includes $68,000 of amortized intrinsic value of the conversion option of the convertible term note, $68,000 of amortized fair value of the warrants to the note, and $74,000 of amortized issuance costs incurred under the note. For the nine months ended March 31, 2004, interest expense includes $91,000 of amortized intrinsic value of the conversion option of the convertible term note, $91,000 of amortized fair value of the warrants to the note, and $98,000 of amortized issuance costs incurred under the note. We anticipate that, during the three months ended June 30, 2004, interest expense will increase in absolute dollars, compared to the three months ended March 31, 2004, as more short-term borrowing will be necessary to fund new titles being released in the period.

Other income (expense)

Other income (expense) was $7,000 expense, or 1% of net revenues, for the three months ended March 31, 2004, as compared to $72,000 income, or 3% of net revenues, for the comparable period in 2003, and $47,000 expense, or 1% of net revenues, for the nine months ended March 31, 2004 as compared to $48,000 income for the comparable period in 2003. Other income (expense) comprised mostly foreign exchange gains and losses on UK receivables and payables.

LIQUIDITY AND CAPITAL RESOURCES

In October 2003, we completed the sale of 1,850,000 shares of our common stock and warrants to purchase another 1,665,000 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.8 million, in a private offering to institutional and accredited investors. Between January and March 2004, six of the investors exercised additional investment rights granted in the private offering, and we completed the sale of 1,060,858 shares of our common stock and warrants to purchase another 954,772 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.0 million, under the terms of the additional investment rights.

In December 2003, we sold a convertible term note and 166,667 warrants, raising gross proceeds of $1.5 million (assuming no exercise of the warrants) to an investment group. The note, which bears interest at a rate of 7% per annum, has a maturity date of December 3, 2004. The warrants have a seven-year term and are immediately exercisable at prices ranging between $1.73 and $2.33 per share. Each month, commencing on April 1, 2004, $166,667 of the principal amount of the note plus accrued and unpaid interest and fees can either be repaid in cash, or converted into our shares at a fixed conversion price, provided that the closing price of our shares exceeds 115%

of the fixed conversion price for a period of 10 consecutive trading days prior to the date of conversion. If, at any other time, the closing price of our shares exceeds 115% of the fixed conversion price for a period of 5 consecutive trading days, we have the option to, 10 trading days later, convert all or part of the remaining outstanding note, interest and fees, subject to conversion volume limitations based on our share trading volume and share price in the 10 trading days prior to such conversion. The holder of the note has the right to convert all or any of the outstanding portion of the note, interest and fees at any time at the fixed conversion price. Conversion of the note by either party is subject to there being an effective registration statement in effect and Nasdaq’s confirmation that this transaction is not integrated with the private offering that closed in October 2003. An effective registration statement went into effect on April 22, 2004. Nasdaq has advised us that the transaction is not integrated with the private offering that closed in October 2003. The fixed conversion price is subject to an anti dilution adjustment should we issue stock at a price below the fixed conversion price prior to repayment of the note. The fixed conversion price was originally set at $1.33 per share, but an issuance of shares in January 2004 triggered the anti-dilution provision, and the fixed conversion price was adjusted to $1.28 per share. Further issuances of shares occurred in May 2004 as set out below, and the fixed conversion price was further adjusted to $1.19 per share. The note is secured by our North American assets. As of May 21, 2004, none of the note had been repaid or converted into common stock, and accordingly we are in default of the terms of the note.

In January 2004, we completed the sale of 2,532,522 shares of our common stock and warrants to purchase another 1,519,513 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $2.3 million, in a private offering to institutional and accredited investors.

On February 17, 2004, our management agreed with the management of VIS entertainment plc (“VIS”), a Scottish developer of interactive entertainment software products, on the terms of an offer (the “VIS Offer”) to acquire all of the Ordinary Shares, A Shares and B Shares of VIS in exchange for the issuance of up to 4.5 million unregistered shares (the “VIS Consideration Shares”) of our common stock. On May 19, 2004, all the terms of the VIS Offer were either satisfied or waived, and accordingly the VIS Offer was declared unconditional in all respects.

On February 17, 2004, our management entered into an agreement with the shareholders of State of Emergency Development Corporation (“SOED”) to acquire all of the share capital of SOED (the “SOED Acquisition”) in exchange for the issuance of up to 4.5 million unregistered shares of our common stock (the “SOED Consideration Shares”). The SOED Acquisition was conditional upon the closing of the acquisition by us of all of the VIS shares. On May 19, 2004, the SOED Acquisition was declared unconditional in all respects.

On May 19, 2004 we entered into an agreement with SOED’s Loanholders whereby, upon close of the SOED transaction, GBP 792,000 (equivalent to $1.4 million) of outstanding loan notes shall be repaid and GBP 1.7 million (equivalent to $3.0 million) of outstanding loan notes, which were repayable upon the close of the SOED acquisition, will no longer be payable upon the close, but will become payable as follows: the sterling equivalent of $1.0 million plus outstanding interest will become payable by us on or before September 30, 2004, and the balance, including outstanding interest, will become payable by us on or before the one year anniversary of the closing date. In consideration of this deferral of payment, we will issue upon the closing date 5 year warrants to purchase 1,071,000 shares of our common stock to the Loanholders at the lower of $0.70 and the average mid market price of our common stock for the five business days prior to exercise of the warrant, and 5 year warrants to purchase 428,500 shares of our common stock to the advisors of the Loanholders at the lower of $0.70 and the average mid market price of our common stock for the five business days prior to exercise of the warrant. We are also required to make a cash payment of $210,000 to the advisors of the Loanholders when the loan has been repaid in full.

On May 19, 2004, in accordance with an agreement entered into between us and Flextech Television Limited, and upon the VIS Offer becoming unconditional, we issued 801,529 shares of our common stock to the Telewest Group of Companies to repay a debt, approximating $393,000, owed by VIS itv Limited to the Telewest Group of Companies. VIS itv Limited is a private limited company incorporated in the United Kingdom, owned as to 50% by Flextech Television Limited, a subsidiary of Telewest Communications plc, and 50% by VIS.

On May 21, 2004 we issued of 771,715 shares of our common stock, and warrants to purchase another 77,172 shares of our common stock, in exchange for the settlement of debts totaling $463,000 owed to four creditors. The warrants have a five-year term and are exercisable at $0.60 per share.

On May 24, 2004 we completed the sale of 282 shares of our Series A Cumulative Convertible Preferred Stock (the “Preference shares”) and warrants to purchase another 2,548,192 shares of our common stock, resulting in gross value (assuming no exercise of the warrants) of $2.8 million, in a private offering to institutional, accredited investors, Bam’s Chief Executive Officer and Vice Chairman of the Board of Directors. Of the total sale, 188 Preference shares and warrants to purchase another 1,698,795 shares of our common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.9 million, were sold to institutional and accredited investors, 50 Preference shares and warrants to purchase another 451,807 shares of our common stock, resulting in gross value (assuming no exercise of the warrants) of $500,000 were sold to our Chief Executive Officer, and 44 Preference shares and warrants to purchase another 397,590 shares of our common stock, resulting in gross value (assuming no exercise of the warrants) of $440,000, were sold in exchange for the settlement of a loan and accrued interest totaling $260,000 from our Vice Chairman of the Board of Directors and deferred salaries totaling $90,000 each from our Chief Executive Officer and Vice Chairman of the Board of Directors. All of these warrants have a five-year term and are exercisable at $0.594 per share. Each Preference stockholder receives a 10% dividend per annum, payable quarterly in arrears on the last day of each quarter. The initial dividend payment will be pro-rated from the date of issuance to the end of the first quarter after issuance. Each Preference share is convertible into 12,048 shares of our common stock at the option of the holder. We can require the Preference stockholder to convert the Preference shares into common shares upon the expiration of 30 days notice provided that the following three conditions are all met: (i) there is an effective registration statement in effect, (ii) the daily market price of our common stock is greater than $1.20 for twenty of the thirty trading days prior to the notice being issued, and (iii) our common stock is listed on either the Nasdaq SmallCap Market, Nasdaq National Market, American Stock Exchange or the New York Stock Exchange. Each Preference share has a liquidation preference of $10,000. Preference stockholders have full voting rights and powers, are treated as the same class as common stock holders at stockholder meetings, and are entitled to vote the number of common stock equivalent votes at each meeting. While at least 10% of the original numbers of Preference shares issued are in issue, we may not, without the written consent of the majority of Preferred stockholders (i) repeal or alter the terms under which the Preference shares are issued, (ii)amend or repeal its Certificate of Incorporation or Bylaws, (iii) authorize, offer or issue any stock ranking pari passu or senior to them (iv) redeem or repurchase any shares of the Company in issue, and (v) declare or pay a dividend to any other class of share. We are required to redeem all Preference shares and pay the liquidated preference in cash plus all accrued and unpaid dividends if (i) we refuse to convert any Preference shares to common stock having received notice from the holder to convert, or (ii) we breach any warranty or representation given to the Preference stockholders, or (iii) we breach any covenant given to the Preference stockholders.

On May 24, 2004 we completed the sale of a $6.75 million 2% Secured Convertible Debenture (the “Debenture”), due November 24, 2006, and warrants to purchase another 6,549,398 shares of our common stock. The warrants have a five-year term and are exercisable at $0.594 per share. The Debenture is convertible, in whole or in part, into our common stock, at the option of the Debenture holders, at a conversion price of $0.83 per share. The entire $6.75 million received from the issuance of the Debenture is secured by restricted cash held at an account at a third party custodian. We have no access to, or use of the cash, until the Debenture is converted into common stock. If the Debenture is partly converted into common stock, we will have access to the cash for the part converted and the remainder of the cash will remain restricted. Interest on the Debenture is payable quarterly in arrears on the last day of each quarter. The initial interest payment will be pro-rated from the date of issuance to the end of the first quarter after issuance. We can require the Debenture holder to convert the Debenture into common shares upon the expiration of no more than 5 days notice provided that the following two conditions are all met: (i) We gives notice to the Debenture holders within 3 days of the daily market price of our common stock exceeding $1.66 for fifteen consecutive trading days, and (ii) our common stock’s average daily trading volume over the fifteen consecutive trading days exceeds 100,000 shares. In order to issue the Debenture, we were required to obtain the consent of the existing convertible term note holders. The convertible term note holders gave their consent on May 21, 2004 and, as consideration, were issued warrants, with a seven-year term, to purchase 166,667 shares of our common stock at an exercise price of $0.63 per share.

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

Since September 30, 2003, we have not met the listing maintenance standards of The Nasdaq SmallCap Market. On November 24, 2003, we received a notification letter from Nasdaq that our common stock failed to meet these required listing standards. We provided Nasdaq with a plan setting forth how we expect to regain compliance with the required listing standards. On February 10, 2004, we received a staff determination letter of delisting from Nasdaq. The letter provided that our plan was not accepted by Nasdaq and that our common stock would be delisted on February 19, 2004, pending our right to appeal Nasdaq’s decision. We requested an oral hearing before the Nasdaq Listing Qualification Panel to appeal Nasdaq’s determination to delist our common stock, which under applicable rules stays the delisting of our common stock, pending a decision by the Nasdaq Panel. At a hearing on March 11, 2004, we presented a plan, which required the completion of the VIS and SOED acquisitions, to the Nasdaq Panel for achieving and sustaining compliance with the required listing standards. On April 13, 2004, we received a letter from the Nasdaq Panel which provided that we had been granted a temporary exception to the required listing standards and the listing of our common stock has been continued until May 17, 2004. On or before May 17, 2004, we were required to file our quarterly report on Form 10-Q for the three months ended March 31, 2004; the filing to include a balance sheet with pro-forma adjustments evidencing the completion of the VIS and SOED acquisitions and the private placement of our common stock in connection therewith subsequent to March 31, 2004, resulting in a minimum of $18 million is stockholders’ equity. On May 5, 2004, we received a notification of additional concern from the Nasdaq Panel indicating that our common stock was not in compliance with Nasdaq’s minimum $1.00 bid price per share requirement for continued listing on The Nasdaq SmallCap Market, and that we must present a plan evidencing our ability to regain compliance with the minimum bid price requirement for at least ten consecutive days prior to November 1, 2004. On May 10, 2004, we filed a Form NT 10-Q allowing us to obtain a five day extension through May 24, 2004 to file our Form 10-Q. As a result of the completion of the VIS and SOED acquisitions, our stockholders’ equity will exceed the minimum stockholders’ equity requirement of $2.5 million required by Nasdaq’s standards for continued listing on The Nasdaq SmallCap Market, but will not exceed the $18 million requirement as set out in the April 13, 2004 letter. Management estimates that its shareholders’ equity will approximate $14.1 million as of March 31, 2004 on a pro-forma basis, after taking account of the financial effects of the VIS and SOED acquisitions, and our sale of equity in May 2004. Neither management nor the independent auditors have completed a full analysis of the accounting for the transactions, and this estimate of pro-forma shareholders’ equity could change upon completion of the analysis. Management is hopeful that the Nasdaq Panel will reconsider the terms of the exception set out in the April 13, 2004 letter. In order to fully comply with the terms of the exception, we must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event that we fail to comply with any term of this exception, our common stock may be immediately delisted from The Nasdaq SmallCap Market. If our common stock should be delisted from The Nasdaq SmallCap Market, it may continue to be listed on the OTC Bulletin Board. Effective with the opening of business on April 15, 2004 and for the duration of the exception, our Nasda q symbol will be “BFUNC” The “C” will be removed from the symbol when the Nasdaq Listing Qualifications Panel has confirmed compliance with the terms of the exception and all other criteria necessary for continued listing.

Net cash used in operating activities was $6.1 million for the nine months ended March 31, 2004, as compared to $9.8 million for the comparable period in 2003. For the nine months ended March 31, 2004 and 2003, net cash used in operating activities was the result of net losses, net of depreciation, amortization, provision for price protection and cooperative advertising.

Net cash used in investing activities was $6,000 for the nine months ended March 31, 2004, as compared to net cash provided by investing activities of $8.0 million for the comparable period in 2003. Net cash used in investing activities during the nine months ended March 31, 2004, consisted of the purchase of property and equipment. For the comparative period, net cash provided by investing activities consisted of the sale of short-term investments offset by the purchase of property and equipment.

Net cash provided by financing activities was $5.3 million for the nine months ended March 31, 2004, as compared to net cash used in financing activities of $1.3 million for the comparable period in 2003. Net cash provided by financing activities during the nine months ended March 31, 2004 consisted mostly of funds received from private placements, net of issuance costs, funds received from the sale of a convertible term note, a loan from a director and the exercise of stock options. For the comparable period, net cash used in financing activities consisted mostly of net repayments under a finance agreement.

In September 2003, we entered into a six month agreement (the “Agreement”) with a finance company, pursuant to which the finance company extended a line of credit facility to fund domestic inventory purchases to us. We could sell the inventory purchased under the Agreement and we were required to remit customer receipts from those sales directly to the finance company up to the amounts funded by them. We retained collections in excess of the amounts funded by the finance company, and we were responsible for collecting the customer receivables, bearing the risk of loss on all uncollectible accounts. The finance company had a security interest in our accounts receivable and inventory.

Under the terms of the Agreement, the finance company’s aggregate outstanding funding was limited to $3.2 million. We were required to pay the finance company’s expenses under the contract, a facility fee equal to 5.0% of the funds advanced by the finance company, and interest at prime plus 0.5%.

The Agreement terminated on March 31, 2004. We had repaid all sums borrowed by that date. We accounted for all cash advances made under this Agreement as a current liability. Prepayments for products not yet received were included in prepaid expenses.

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

As of March 31, 2004 and June 30, 2003 we had no outstanding letters of credit issued on our behalf.

As of March 31, 2004, we had cash and cash equivalents of $290,000 and an accumulated deficit of $71.0 million. As of June 30, 2003, we had cash and cash equivalents of $1.1 million.

Capital expenditures were $6,000 and $338,000 for the nine months ended March 31, 2004 and 2003, respectively. We did not have any material commitments for capital expenditures at either of those dates.

Our principal commitments at March 31, 2004 comprised operating leases and contractual marketing commitments. As of March 31, 2004, we had commitments to spend $871,000 under operating leases and spend $763,000 in advertising on the networks and websites of these content providers. Of this sum, $13,000 was due but unpaid at March 31, 2004. Of the total commitments, $1.2 million must be paid no later than March 31, 2005.

ADDITIONAL FINANCIAL INFORMATION

The following table details, on a pro-forma basis, the approximate effect of the following transactions on our total shareholders’ equity (deficit) as if they had occurred on March 31, 2004:

(1) the VIS and SOED acquisitions

(2) the issuance of (a) preferred stock, (b) common stock and (c) warrants, all between May 19, 2004 and May 24, 2004

(3) the settlement of certain debts through issuance of common stock and warrants on May 21, 2004 and

(4) the sales of Secured Convertible Debentures

Management has not completed a full analysis and review of the accounting for the transactions. This estimate of pro-forma shareholders’ equity could change materially upon completion of the analysis. In addition, our independent auditors have not audited or reviewed this information.

Accordingly, the final accounts allocation may materially change some or all of the amounts included within the table. This table is for illustrative purposes only (in millions):

March 31,
2004
Total stockholders’ equity (deficit) as of March 31, 2004, as reported	$(3.1)
Add the following:
Estimated fair value of convertible preferred stock and warrants issued to investors for cash and as settlement of debts, net of estimated issuance costs and estimated beneficial conversion costs expensed	2.6
Non-cash equity issuances:
Estimated fair value of Bam’s common stock issued to VIS and SOED’s shareholders	7.3
Estimated fair value of common stock issuable to consultants	0.5
Estimated fair value of warrants issued to SOED Loanholders	0.7
Estimated fair value of common stock shares issued to Telewest	0.4
Estimated fair value of common stock and warrants issued to creditors in settlement of debt, net of estimated beneficial conversion costs expensed	0.5
Estimated fair value of warrants and the estimated intrinsic value of the conversion feature of warrants issued to debenture holders	5.0
Estimated fair value of warrants and the estimated intrinsic value of the conversion feature of warrants issued to convertible note holders	0.2

Total estimated stockholders’ equity as of March 31, 2004, on a pro forma basis	$14.1

RISK FACTORS

In addition to the other information in this quarterly report, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully obtain additional financing or enter into a merger or acquisition, we may not have sufficient cash to continue operations for the next six months.

Although we raised gross proceeds of approximately $1.8 million through the sale of our common stock, warrants and additional investment rights in October 2003, $1.5 million through the sale of a convertible term note and warrants in December 2003, $1.0 million between January and March 2004 through the exercise of additional investment rights that were sold in October 2003, $2.3 million through the sale of our common stock, warrants and additional investment rights in January 2004, $2.8 million through the sale of preferred stock and warrants in May 2004, and $6.75 million through the sale of a convertible debenture and warrants in May 2004, we will need to raise additional funds. These funds may come from either one or a combination of additional financings, exercise of outstanding warrants and additional investment rights, mergers or acquisitions, or otherwise obtain capital via sale or license of certain of our assets, in order to satisfy our future liquidity requirements. Current market conditions present uncertainty as to our ability to secure additional financing or effectuate any merger or acquisition, as well as our ability to reach profitability. There can be no assurances that we will be able to secure additional financing or effectuate any such merger or acquisition, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create significant uncertainty about our ability to implement our operating plan and we may have to further reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations for the next six months.

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

We incurred net losses of $11.2 million for the nine months ended March 31, 2004, $36.2 million for the year ended June 30, 2003, $15.7 million for the year ended June 30, 2002, and $1.6 million for the year ended June 30, 2001. We will need to generate significant revenues and control expenses to achieve profitability. There can be no assurance that our revenues will grow in the future or that we will achieve sufficient revenues for profitability. If we fail to achieve profitability, or sustain or increase profitability if we achieve it, this will have a negative impact on our operating results.

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

Pursuant to a license agreement with a production company, we are obligated to issue 68,738 shares of our common stock after the release of any film for which we elect to produce interactive entertainment software products, up to 10 films or 687,375 shares of common stock. To date, we have elected to produce titles for three films and have issued 137,476 shares under this agreement for an aggregate value of $816,000. We are required to issue these shares when the films are released and will then incur a non-cash charge. We cannot estimate the aggregate dollar amount of these future non-cash charges as they will be based on our share price at a future point in time, but they may be substantial. All of the non-cash charges on the shares issued to date under the agreement had been amortized as of March 31, 2004.

In connection with the issuance of warrants pursuant to a separate license agreement with another production company, we incurred a non-cash charge of $97,000, of which $8,000 was amortized to project abandonment in the year ended June, 30, 2003, and $89,000 was amortized to royalties, software costs and licensed assets in the nine months ended March 31, 2004. Under the agreement, additional warrants to purchase up to an additional 15,000 shares may be issued, contingent upon certain future events occurring, such as exercising the right to develop a product. Upon issuance of the warrants we will incur an additional non-cash charge. We cannot estimate the aggregate dollar amount of these future non-cash charges as they are based on our share price at future points in time. Each of these future charges will affect our gross margins and profitability. In December 2003, we received notice from the publisher, Aardman Animations Ltd (“Aardman”), that it was terminating with immediate effect its licensing and publishing agreement (the “Agreement”) with us for purported breaches of certain terms of the Agreement by us. On March 24, 2004, Aardman filed a claim with the High Court of England and Wales asking for a declaration that the Agreement had been validly terminated. We dispute the alleged breaches, we are contesting the claim for termination, and we are seeking equitable protection of our interests. At March 31, 2004, we had expensed all prepaid royalties incurred under this Agreement. On May 7, 2004, we filed our defense and a counterclaim with the High Court.

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

Although we raised gross proceeds of approximately $1.8 million through the sale of our common stock, warrants and additional investment rights in October 2003, $1.5 million through the sale of a convertible term note and warrants in December 2003, $1.0 million between January and March 2004 through the exercise of additional investment rights that were sold in October 2003, $2.3 million through the sale of our common stock, warrants and additional investment rights in January 2004, $2.8 million through the sale of our preferred stock and warrants in May 2004 and $6.75 million through the sale of a convertible debenture and warrants in May 2004, if we are not acquired by or merge with another entity or if we are not able to raise additional capital via sale or license of certain of our assets, we will need to consummate additional financing transactions pursuant to which we receive additional liquidity. These additional financings will likely take the form of us raising additional capital through either one or a combination of public or private equity offerings or debt financings and the exercise of outstanding warrants and additional investment rights. To the extent we raise additional capital by issuing equity securities, our stockholders will likely experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock.

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

A significant portion of our revenues is derived each quarter from a relatively limited number of products that were released in that quarter or the or in the immediately preceding quarter. During the nine months ended March 31, 2004, sales of four products each accounted for between 9% and 36% of our net revenues. During the nine months ended March 31, 2003, sales of four products each accounted for between 9% and 14% of our net revenues. We expect that a limited number of products will continue to produce a disproportionately large amount of our net revenues. Due to this dependence on a limited number of brands, the failure of one or more products to achieve anticipated results could, and in the past has, significantly harmed our business and operating results.

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

Over 58% of our net revenues are derived from sales to our four largest customers. We could be adversely affected if any of them reduced or terminated their purchases from us or did not pay their obligations to us.

Revenues from our four largest customers collectively accounted for 58% of our net revenues for the nine months ended March 31, 2004, as compared to 51% of our net revenues for the nine months ended March 31, 2003. As of March 31, 2004, four customers each accounted for between 4% and 27% of our gross trade accounts receivable, and as of June 30, 2003, four customers each accounted for between 8% and 19% of our gross trade accounts receivable. We have no written agreements or other understandings with any of our customers that relate to future purchases. Therefore, purchases by these customers or any others could be reduced or terminated at any time. A substantial reduction or a termination of purchases by any of our largest customers would negatively impact us.

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

In December 2003, we received notice from the publisher of Wallace & Gromit, Aardman Animations Ltd (“Aardman”), that it was terminating with immediate effect its licensing and publishing agreement (the “Agreement”) with us for purported breaches of certain terms of the Agreement by us. On March 24, 2004, Aardman filed a claim with the High Court of England and Wales asking for a declaration that the Agreement had been validly terminated. We dispute the alleged breaches, we are contesting the claim for termination, and we are seeking equitable protection of our interests. At March 31, 2004, we had expensed all prepaid royalties incurred under this Agreement. On May 7, 2004, we filed our defense and a counterclaim with the High Court.

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

RISKS RELATED TO THE ACQUISITIONS OF VIS AND SOED

Difficulties encountered in integrating our operations with those of VIS may prevent the companies from realizing benefits from the acquisitions.

A portion of the combined company’s long-term strategic plan depends upon the successful development and introduction of products. In order for the combined company to succeed in such efforts, it must align strategies and successfully integrate our business operations with those of VIS.

The challenges involved in this integration include the following:

•	coordinating research and development operations in a rapid and efficient manner to ensure timely release of products to market;

•	diversion of management resources in order to facilitate the integration;

•	increased difficulty of integrating operations and business cultures;

•	ability to, and costs and delays involved in, implementing compatible information communication systems, common operating procedures, compatible financial controls and comparable human resources practices;

•	impairment of relationships with employees and consultants or strategic partners as a result of any integration of new personnel; and

•	retaining key alliances.

Our failure to successfully integrate our operations with those of VIS could significantly harm the business of the combined company and could prevent it from realizing the anticipated benefits of the merger.

The market price of our common stock may decline as a result of the acquisitions of VIS and SOED.

The market price of our common stock may decline as a result of the acquisitions for a number of reasons, including if:

•	the integration of our company and VIS is not completed in a timely and efficient manner;

•	the combined company does not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the acquisitions on the combined company’s financial results is not consistent with the expectations of financial or industry analysts; or

•	significant, our stockholders decide to dispose of their shares following the acquisitions.

The acquisitions of VIS and SOED may result in loss of key employees.

Despite VIS’s efforts to retain key employees, the combined company might lose some key employees following the acquisitions. Competition for qualified technical and management employees is intense. Competitors and other companies may recruit employees prior to the acquisitions and during the integration process following the closing of the acquisitions, which has become a common practice. In addition, any real or perceived differences in the policies, career prospects, compensation levels or cultures between our company and VIS may cause key employees to leave. As a result, employees could leave with little or no prior notice, which could cause delays and disruptions in the effort to integrate the two companies and result in expenses associated with finding replacement employees.

There may be sales of substantial amounts of our common stock after the acquisitions of VIS and SOED, which could cause our stock price to fall.

A substantially large number of shares of our common stock may be sold into the public market within short periods of time at various dates following the closing of the acquisitions of VIS and SOED. As a result, our stock price could fall.

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

Since September 30, 2003, we have not met the listing maintenance standards of The Nasdaq SmallCap Market. On November 24, 2003, we received a notification letter from Nasdaq that our common stock failed to meet these required listing standards. We provided Nasdaq with a plan setting forth how we expect to regain compliance with the required listing standards. On February 10, 2004, we received a staff determination letter of delisting from Nasdaq. The letter provided that our plan was not accepted by Nasdaq and that our common stock would be delisted on February 19, 2004, pending our right to appeal Nasdaq’s decision. We requested an oral hearing before the Nasdaq Listing Qualification Panel to appeal Nasdaq’s determination to delist our common stock, which under applicable rules stays the delisting of our common stock, pending a decision by the Nasdaq Panel. At a hearing on March 11, 2004, we presented a plan, which required the completion of the VIS and SOED acquisitions, to the Nasdaq Panel for achieving and sustaining compliance with the required listing standards. On April 13, 2004, we received a letter from the Nasdaq Panel which provided that we had been granted a temporary exception to the required listing standards and the listing of our common stock has been continued until May 17, 2004. On or before May 17, 2004, we were required to file our quarterly report on Form 10-Q for the three months ended March 31, 2004; the filing to include a balance sheet with pro-forma adjustments evidencing the completion of the VIS and SOED acquisitions and the private placement of our common stock in connection therewith subsequent to March 31, 2004, resulting in a minimum of $18 million is stockholders’ equity. On May 5, 2004, we received a notification of additional concern from the Nasdaq Panel indicating that our common stock was not in compliance with Nasdaq’s minimum $1.00 bid price per share requirement for continued listing on The Nasdaq SmallCap Market, and that we must present a plan evidencing our ability to regain compliance with the minimum bid price requirement for at least ten consecutive days prior to November 1, 2004. On May 10, 2004, we filed a Form NT 10-Q allowing us to obtain a five day extension through May 24, 2004 to file our Form 10-Q. As a result of the completion of the VIS and SOED acquisitions, our stockholders’ equity will exceed the minimum stockholders’ equity requirement of $2.5 million required by Nasdaq’s standards for continued listing on The Nasdaq SmallCap Market, but will not exceed the $18 million requirement as set out in the April 13, 2004 letter. Management estimates that its shareholders’ equity will approximate $14.1 million as of March 31, 2004 on a pro-forma basis, after taking account of the financial effects of the VIS and SOED acquisitions, and our sale of equity in May 2004. Neither management nor the independent auditors have completed a full analysis of the accounting for the transactions and this estimate of pro-forma shareholders’ equity could change upon completion of the analysis. Management is hopeful that the Nasdaq Panel will reconsider the terms of the exception set out in the April 13, 2004 letter. In order to fully comply with the terms of the exception, we must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event that we fail to comply with any term of this exception, our common stock may be immediately delisted from The Nasdaq SmallCap Market. If our common stock should be delisted from The Nasdaq SmallCap Market, it may continue to be listed on the OTC Bulletin Board. Effective with the opening of business on April 15, 2004 and for the duration of the exception, our Nasdaq symbol will be “BFUNC” The “C” will be removed from the symbol when the Nasdaq Listing Qualifications Panel has confirmed compliance with the terms of the exception and all other criteria necessary for continued listing.

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

INTEREST RATE RISK

We do not consider our cash and cash equivalents to be subject to interest rate risk due to the short maturities of the instruments in which we have invested. We are exposed to interest rate risk on our financing arrangement with a finance company. We do not enter into derivative securities or other financial instruments for trading or speculative purposes. We estimate that a 10% change in interest rates would have impacted our results of operations by less than $30,000 for the nine months ended March 31, 2004.

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

These proceeds had been fully utilized as of March 31, 2004 as follows:

•	$0.7 million for product development and prepaid royalties

•	$0.8 million for additional working capital.

Between January and March 2004, the Registrant completed the sale of 1,060,858 shares of its common stock and warrants to purchase another 954,772 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $1.0 million, in the exercise of additional investment rights sold in the private offering to institutional and accredited investors in October 2003. Expenses incurred in connection with the sale totaled approximately $0.2 million.

These proceeds had been fully utilized as of March 31, 2004 as follows:

•	$0.8 million for additional working capital

In January 2004, the Registrant completed the sale of 2,532,522 shares of its common stock and warrants to purchase another 1,519,513 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $2.3 million, in a private offering to institutional and accredited investors. Expenses incurred in connection with the sale totaled approximately $0.5 million.

These proceeds had been fully utilized as of March 31, 2004 as follows:

•	$0.4 million for product development

•	$1.4 million for additional working capital.

ITEM 3. DEFAULTS UPON SENIOR NOTES

In December 2003, the Registrant sold a convertible term note and 166,667 warrants, raising gross proceeds of $1.5 million (assuming no exercise of the warrants) to an investment group. The note, which bears interest at a rate of 7% per annum, has a maturity date of December 3, 2004. The warrants have a seven-year term and are immediately exercisable at prices ranging between $1.73 and $2.33 per share.

Each month, commencing on April 1, 2004, $166,667 of the principal amount of the note plus accrued and unpaid interest and fees can either be repaid in cash, or converted into the Registrant’s shares at a fixed conversion price, provided that the closing price of the Registrant’s shares exceeds 115% of the fixed conversion price for a period of

10 consecutive trading days prior to the date of conversion. If at any other time the closing price of the Registrant’s shares exceeds 115% of the fixed conversion price for a period of 5 consecutive trading days, the Registrant has the option to, 10 trading days later, convert all or part of the remaining outstanding note, interest and fees, subject to conversion volume limitations based on the Registrant’s share trading volume and share price in the 10 trading days prior to such conversion. The holder of the note has the right to convert all or any of the outstanding portion of the note, interest and fees at any time at the fixed conversion price. Conversion of the note by either party is subject to there being an effective registration statement on file with the Securities and Exchange Commission and Nasdaq’s confirmation that this transaction is not integrated with the private offering that closed in October 2003. An effective registration statement went into effect on April 22, 2004. Nasdaq has advised the Registrant that the transaction is not integrated with the private offering that closed in October 2003. The fixed conversion price is subject to an anti dilution adjustment should the Registrant issue stock at a price below the fixed conversion price prior to repayment of the note. The fixed conversion price was originally set at $1.33 per share, but an issuance of shares in January 2004 triggered the anti-dilution provision, and the fixed conversion price was adjusted to $1.28 per share. Further issuances of shares occurred in May 2004, and the fixed conversion price was further adjusted to $1.19 per share. The note is secured by the Registrant’s North American assets. As of May 21, 2004, none of the note had been repaid or converted into common stock, and accordingly the Registrant is in default of the terms of the note.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 30, 2004, the Registrant held a special meeting of stockholders. Of 20,340,822 shares eligible to vote, 12,781,494 votes were returned, or 62.8%, formulating a quorum. At the stockholders meeting, the following matter was submitted to stockholders for vote: Proposal No. 1 – To approve the issuance or potential issuance of up to 44,750,000 shares of the Registrant’s Common Stock.

The result of voting on this proposal was as follows:

Proposal No. 1 – To approve the issuance or potential issuance of up to 44,750,000 shares of the Registrant’s Common Stock.

     Proposal No. 1 was approved with 10,117,047 shares voted for, 235,786 voted against, and 2,428,661 abstained from voting, thereby approving the issuance or potential issuance of up to 44,750,000 shares of the Registrant’s Common Stock.

ITEM 5. OTHER INFORMATION – Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1	Form of Stock Purchase Warrant dated as of January 29, 2004 by and between the Registrant and each of the Purchasers (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2004).

4.1(a)	List of Purchasers who entered into Stock Purchase Warrant referenced in Exhibit 4.1 with the Registrant (incorporated by reference to Exhibit 4.4(a) of the Registrant’s Registration Statement on Form S-3, as amended (File No 333-112724), filed with the Securities and Exchange Commission on February 11, 2004).

4.2	Form of Additional Investment Right dated as of January 29, 2004 by and between the Registrant and each of the Purchasers (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2004).

4.2(a)	List of Purchasers who entered into Additional Investment Right referenced in Exhibit 4.2 with the Registrant (incorporated by reference to Exhibit 4.5(a) of the Registrant’s Registration Statement on Form S-3, as amended (File No 333-112724), filed with the Securities and Exchange Commission on February 11, 2004).

4.3	Form of Additional Investment Right Warrant that may be entered into by and between the Registrant and each of the Purchasers, which is attached as Exhibit 1 to the Additional Investment Right (Exhibit 4.2) and incorporated by reference therein (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-3 (File No 333-112724), filed with the Securities and Exchange Commission on February 11, 2004).

4.4	Common Stock Registration Rights Agreement dated as of January 29, 2004 by and between the Registrant and each of the Purchasers set forth on the execution pages thereof (incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-3 (File No 333-112724), filed with the Securities and Exchange Commission on February 11, 2004).

4.5	Warrant Shares Registration Rights Agreement dated as of January 29, 2004 by and between the Registrant and each of the Purchasers set forth on the execution pages thereof (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-3 (File No 333-112724), filed with the Securities and Exchange Commission on February 11, 2004).

10.1	Securities Purchase Agreement dated as of January 29, 2004 by and among the Registrant and the Purchasers set forth on the execution pages thereof (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-3, as amended (File No 333-112724), filed with the Securities and Exchange Commission on February 11, 2004).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a – 14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On February 2, 2004, under Item 5 – Other events. Regarding the Registrant’s announcement on January 30, 2004 that it had agreed to sell 2,532,522 shares of its common stock and warrants to purchase another 1,519,513 shares of its common stock, resulting in gross proceeds (assuming no exercise of the warrants) of $2,330,000, in a private offering to institutional and accredited investors. A copy of the press release announcing the private offering was furnished as Exhibit 99.1 to the Form 8-K.

On February 11, 2004, under Item 5 – Other events. Regarding the Registrant’s announcement that it had received a letter from the Nasdaq Listing Qualification Department indicating that the Registrant was subject to delisting because of its failure to comply with certain Nasdaq Marketplace Rules. A copy of the press release was furnished as Exhibit 99.1 to the Form 8-K.

On February 23, 2004, under Item 12 – Results of Operation and Financial Condition. Regarding the Registrant’s announcement on February 18, 2004 of its financial results for the quarter and six months ended December 31, 2004. A copy of the press release was furnished as Exhibit 99.1 to the Form 8-K.

On March 29, 2004, under Item 5 – Other events and Item 7 – Regulation FD Disclosure. The Registrant advised that on March 24, 2004 Aardman Animations Limited had filed a claim with the High Court of England and Wales seeking a declaration that an agreement between them and the Registrant had been validly terminated, and that Frontier Developments Limited had filed with the High Court of England and Wales payment claims totaling $600,000 under a development agreement. The Registrant also announced that its Board of Directors had reached an agreement with the board of directors of VIS entertainment plc (VIS) and SOE Development Limited (SOED) on the terms of an offer by the Registrant for the entire issued share capital of both VIS and SOED. A copy of the press release was furnished as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAM! ENTERTAINMENT, INC.

Date: May 24, 2004	By:	/S/ RAYMOND C. MUSCI

Raymond C. Musci
Chief Executive Officer

Date: May 24, 2004	By:	/S/ STEPHEN M. AMBLER

Stephen M. Ambler
Chief Financial Officer and Vice President of Finance